Form 10-Q
period 2012-03-31
Vantone Realty Corp
filed 2012-05-15
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-179302

Vantone Realty Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer #139

Houston, Texas 77077

(Address of principal executive offices)

1-281-575-0636

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 3,500,000 as of March 31, 2012

Form 10-Q Report Index

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	March 31, 2012 ( unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and Cash equivalents	$3,900	$10,000
Total Current Assets	3,900	10,000
Land Held for Investment	25,000	25,000
Total Assets	$28,900	$35,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$-	$3,866
Total Current Liabilities	-	3,866

Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 3,500,000 issued and outstanding as of March 31, 2012 and December 31, 2011	350	350
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Additional Paid-In Capital	34,650	34,650
Deficit accumulated during development stage	(6,100)	(3,866)
Total Stockholders' Equity	28,900	31,134
Total Liabilities and Stockholders' Equity	$28,900	$35,000

The accompanying Notes to financial statements are an integral part of these statements.

VANTON REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH MARCH 31, 2012

( unaudited)

	Three Months Ended March 31, 2012	From August 19, 2011( Inception) through March 31, 2012
Revenue	$-	$-
General and Administrative expenses	2,234	6,100
Net Loss	$(2,234)	$(6,100)
Net Loss Per Share-Basic and Diluted	$0.00	$0.00
Weighted Average Shares Outstanding: Basic and Diluted	3,500,000	3,500,000

The accompanying notes to financial statements are an integral part of these statements.

VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2012

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH MARCH 31, 2012

( UNAUDITED)

	Three Months Ended March 31, 2012	From August 19, 2011 ( Inception) through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,234)	$(6,100)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in accrued expenses	(3,866)	-
Net Cash used in operating activities	(6,100)	(6,100)
Cash flows from financing activities
Proceeds from issuance of common stock	-	10,000
Net cash provided by financing activities	-	10,000
Net change in Cash	(6,100)	3,900
Cash at Beginning of Period	10,000	-
Cash at the end of Period	$3,900	$3,900
Supplemental disclosure of Cash flows
Interest Expenses	$-	$-
Income tax Expense	$-	$-
Non-Cash transaction:
Issuance of common stock in exchange of real property	$-	$25,000

The accompanying notes to financial statements are an integral part of these statements.

 VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2011.

Organization and Nature of Business

Vantone Realty Corporation, a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to build affordable homes in Houston, Texas.

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $6,100 as of March 31, 2012, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Impairment of long-lived assets

The Company reviews its long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2012, there were no deferred tax assets or liabilities.

NOTE 3. STOCKHOLDER’S EQUITY

On August 19, 2011, the Company issued 1,000,000 shares of common stock to its director for $10,000 in cash, and 2,500,000 shares of common stock having a fair value of $25,000 to the same director in exchange for a non-cash asset consists of one residential lot.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We intend to begin to accomplish the steps described in the following table as of the date of effectiveness of the S-1 registration statement.

GOALS	PROJECT OUTCOMES	ESTIMATED COMPLETION DATES	ESTIMATE ANNUAL COST
Legal and Accounting Expenses	Compliance with financial reporting and internal controls	12 months	$4,500
Website Design	Creation of our corporate website	2- 3 months	$1,250
Civil Engineer or Surveyor's Fees	Subdivision of lands	6-12 months	$4,500
Architect drawings	Complete a set of plans for building permits	3-6 months	$5,000 to $8,500.
Project Consultants	Quality Control of construction project	6-12 months	$6,300 to $12,600
Marketing and Promotion	Marketing and public awareness activities	12 months	$3,900 to $23,400
Working Capital	Office supplies, telephone, postages and other miscellaneous expenses	12 months	$10,038 to $40,738

After the effectiveness of this S-1 registration statement, management anticipates an increase in operating expenses related to the following categories within the next twelve months:

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $4,500 for the next 12 months. After the effectiveness of this registration statement, we will become a public company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

CREATE OUR CORPORATE WEBSITE- It is part of our business plan to have our website. A website can convey our corporate images and services to our potential customers. We believe our estimated cost of $1,250 will be sufficient to cover our projected expense for website design.

SURVEYOR'S FEES- We are required to obtain surveyors' services related to subdivision of land. Our estimated cost for a surveyor' services will be $4,500. The Planning Commission for the City of Houston is responsible for the review and approval of application for subdivision of land.

ARCHITECT DRAWINGS- We are required to obtain several sets of architect drawings in connection with our proposed construction projects. We estimated the cost for architect drawings will be $5,000 to$7,500 per year.

PROJECT CONSULTANTS- Once we have obtained the necessary building permits from the City of Houston, we will be ready to build our residential homes. We will require to hire project consultants to monitor the quality control of our construction projects. We intend to spent $6,300 to $12,600 annually for project consultants.

MARKETING AND PROMOTION- After the effectiveness of this pending S-1 registration, we will be begin our marketing and promotion activities. Our staff will distribute our promotional fliers on foot, spending afternoons knocking on the doors of residences in targeted neighborhoods, as well as residences already in designated HOPE and Workforce areas. Speaking with potential buyers directly is the best way to inform and engage the communities. When speaking to residents, we will explain the Houston HOPE and Workforce programs, specifically mentioning how these programs can benefit them as future owners of our new homes and services. We will then outline in further detail the government assistance option available to them. The government can offer up to $30,000 for down payments and unlike renting, home ownership allows one to build up home equity.

The following table shows the projection of our building activities for three years:

	1st Year milestone	2nd Year milestone	3rd year milestone
Number of residential homes	2- 3 homes	3-5 homes	5-8 homes
Location of new residential homes	Houston, Texas	Houston, Texas	Houston, Texas
Estimated cost for each milestone	$100,000	$200,000	$300,000

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our current assets was $28,900 and our total liabilities were $-0- which resulted in working capital of $28,900. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest for the next twelve months. We have filed the material agreement as Exhibit 10.1. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to March 31, 2012

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to March 31, 2012 was $(6,100) for general and administrative expenses.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various routine legal proceedings arising in the ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

The S-1 registration statement filed with the Securities and Exchange Commission was declared effective on May 14, 2012.

ITEM 6. EXHIBITS

Exhibit 31.1 Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Quarterly Report on Form 10Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantone Realty Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Chief Financial Officer

Principle Accounting Officer

May 15, 2012