Form 10-Q
period 2012-06-30
Vantone Realty Corp
filed 2012-08-10
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of June 30, 2012

Form 10-Q Report Index

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	June 30, 2012 ( unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and Cash equivalents	$2,749	$10,000
Total current assets	2,749	10,000
Land Held for Investment	25,000	25,000
Total Assets	$27,749	$35,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$-	$3,866
Total Current Liabilities	-	3,866

Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 3,500,000 issued and outstanding as of June 30, 2012 and December 31, 2011	$600	350
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Additional Paid-In Capital	84,400	34,650
Stock subscription receivable	(50,000)
Deficit accumulated during development stage	(7,251)	(3,866)
Total stockholders' equity	27,749	31,134
Total Liabilities and Stockholders' Equity	$27,749	35,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANTON REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH June 30, 2012

( unaudited)

		Three Months Ended June 30, 2012	Three Months Ended June 30, 2012	From August 19, 2011 ( Inception) through June 30, 2012
Revenue	$	$		$
General and Administrative expenses		3,385	1,151		7,251
Net Loss		$(3,385)	$(1,151)		$(7,251)
Net Loss Per Share-Basic and Diluted		$(0.00)	$0.00		$0.00
Weighted Average Shares Outstanding: Basic and Diluted		3,719,780	3,939,560		3,626,582

The Accompanying Notes to financial statements Are an integral Part of the Financial Statements.

VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2012

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH June 30,2012

( UNAUDITED)

	Six Months Ended June 30, 2012	From August 19, 2011 ( Inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,385)	$(7,251)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in accrued expenses	(3,866)	-
Net Cash used in operating activities	(7,251)	(7,251)
Cash flows from financing activities
Proceeds from issuance of common stock	-	10,000
Net cash provided by financing activities	-	10,000
Net Change in Cash	(7,251)	2,749
Cash and cash equivalents:
Beginning	10,000	-
Ending	$2,749	$2,749
Supplemental disclosure of Cash flows
Interest Expenses	$-	$-
Income tax Expense	$-	$-
Non-Cash transaction:
Issuance of common stock in exchange of real property	$-	$25,000
Stock subscription receivable	$50,000	$50,000

The Accompanying Notes are an Integral Part of the Financial Statements.

 VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $7,251 as of June 30, 2012, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At June 30, 2012, there were no deferred tax assets or liabilities.

3. STOCKHOLDER'S EQUITY

On August 19, 2011, the Company issued 1,000,000 shares of common stock to its direct for $10,000 in cash, and 2,500,000 shares of common stock having a fair value of $25,000 to the same director in exchange for a non-cash asset consists of one residential lot.

In June 2012, the Company issued 2,500,000 shares of common stock to individual investors at a price of $0.02 per share for an aggregate offering price of $50,000. Stock subscription receivable of $50,000 from the issuance of stock is reported as a reduction of Stockholder's equity at June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, our current assets was $2,749 and our total liabilities were $-0- which resulted in working capital of $2,749. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest for the next twelve months. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to June 30, 2012

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to March 31, 2012 was $(7,251) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2012.

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

August 10, 2012