Form 10-Q
period 2012-09-30
Vantone Realty Corp
filed 2012-10-31
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of October 30, 2012

Form 10-Q Report Index

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

		September 30, 2012 ( unaudited)	December 30, 2011
ASSETS
Current Assets
Cash and Cash equivalents		$51,253	$10,000
Total current assets		51,253	10,000
Land Held for Investment		25,000	25,000
Total Assets		$76,253	$35,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$		$3,866
Total Current Liabilities			3,866
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively		600	350
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of September 30, 2012 and December 31, 2011		-	-
Additional Paid-In Capital		84,400	34,650
Deficit accumulated during development stage		(8,747)	(3,866)
Total stockholders' equity		76,253	31,134
Total Liabilities and Stockholders' Equity		$76,253	$35,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANTON REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2012

( unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Accumulated from August 19, 2011 ( Inception) through September 30, 2012
Revenue	$-	$-	$-	$-	$-
General and Administrative expenses	4,881	-	14,96	-	8,747
Net Loss	$4,881	$-	$2,496	$-	$8,747
Net Loss Per Share-Basic and Diluted	$(0.00)	$-	$(0.00)	-	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	4,485,401	3,500,000	6,000,000	3,500,000	4,161,765

The Accompanying Notes to financial statements Are an integral Part of the Financial Statements.

VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2012

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH SEPTEMBER 30

( UNAUDITED)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011	Accumulated from August 19, 2011 ( Inception) Through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,881)	$		$(8,747)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in accrued expenses	(3,866)
NET CASH USED IN OPERATING ACTIVITIES:	(8,647)			(8,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000		10,000	60,000
Net cash provided by financing activities	50,000		10,000	60,000
NET CHANGE IN CASH	41,253		10,000	51,253
Cash and cash equivalents:
Beginning	10,000
Ending	$51,253		$10,000	$51,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense	$-		$-	$-
NON-CASH TRANSACTION:	$-		$-	$-
Issuance of common stock in exchange of real property	$-		$25,000	$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

 VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $8,747 as of September 30, 2012, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2012, there were no deferred tax assets or liabilities.

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

PLAN OF OPERATION

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan.

GOALS	PROJECT OUTCOMES
Legal and Accounting Expenses	Compliance with financial reporting and internal controls
Website Design	Creation of our corporate website
Civil Engineer or Surveyor's Fees	Subdivision of lands
Architect drawings	Complete a set of plans for building permits
Project Consultants	Quality Control of construction project
Marketing and Promotion	Marketing and public awareness activities
Working Capital	Office supplies, telephone, postage and other miscellaneous expenses

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, our current assets was $51,253 and our total liabilities were $-0- which resulted in working capital of $51,253. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest for the next twelve months. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2012

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to September 30, 2012 was $(8,747) for general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various routine legal proceedings arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None

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

October 30, 2012