Form 10-K
period 2012-12-31
Vantone Realty Corp
filed 2013-03-28
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-179302

Vantone Realty Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer #138

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of March 24, 2013

i

ii

____________________________________________________________________________________________________________________________________________________________

PART 1

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "China Inc" mean " China Inc" unless otherwise indicated.

ITEM 1: DESCRIPTION OF BUSINESS

Vantone Realty Corporation is a start-up company incorporated in Texas on August 19, 2011. We are a development stage company. Our aim to build affordable housing in the city of Houston's designated HOPE and Workforce neighborhoods. Our future homes will have a variety of floor plans, be energy efficient, and conveniently located. We have already acquired a vacant lot in the Workforce neighborhoods. We seek to raise up $100,000 from our investors. By providing affordable housing options, our future homes will enrich the communities of Houston and revitalize the local economy.

PRODUCTS and SERVICES

Our product is to build affordable homes in Houston’s designated Houston Hope and Work Force Neighborhoods. The Houston Hope and Work force neighborhoods were created by the Houston Housing and Community Development Department (HHCD). The Houston HOPE Program strives to build strong and stable communities. Houston HOPE provides financial assistance to potential home buyers who are in designated Houston HOPE areas. We believe our future homes would be available for down payment assistance to our potential clients who meet the specific criteria outlined by the HHCD.

In order to qualify for the program, applicants must demonstrate the ability to obtain a mortgage loan, demonstrate credit worthiness. The family's combined income must be at or below 80% of the area's median income. Approved applicants must also complete eight hours of home buyer education from a HUD-approved Housing Counseling Agency. The applicant must buy a new or existing home from a list of approved structures, invest at least $500 into the home-buying transaction, and live in the home for 10 years to satisfy the program eligibility criteria. Mortgage financing options through various selected lenders make it easier for new home buyers to get the assistance they need. Families are eligible for up to $30,000 in down payment assistance if they are not currently a property owner.

We will conduct affordable housing seminars to educate and draw publicity to our future homes build in those designated neighborhoods. We intend to draw the attention of first-time buyers to buy homes in the Hope of Workforce neighborhoods. The regular seminars will focus on home buyer education and related topics. Home Buyer Education classes will strive to provide first time and repeat home buyers the information they need to make decisions when buying a home.

CITY OF HOUSTON'S DOWNPAYMENT ASSISTANCE PROGRAMS

 The Housing and Community Development Department (HCDD) Down Payment Assistance Programs is currently accepting applications for the Houston Homebuyer Assistance, Houston HOPE and Workforce Housing. In order to be considered for funding, all potential clients are required to contact and obtain mortgage financing through one of the mortgage companies listed on our Approved Lending Partners List. Under each mortgage company, only the listed loan officer(s) are allowed to originate loan(s) and submit grant request(s) on behalf of the client(s). The application process is open to the public and assistance will be granted on a first come, first serve basis.

	Houston Homebuyer Assistance	Houston HOPE	Workforce Housing
Sales Price Maximum	$200,160	$200,160	$150,000
Area Median Income (AMI) Limit	Up to 80% AMI	Up to 80% AMI	80 to 110% AMI
Qualifying Areas	City-Wide	Houston Hope and Revitalization Areas - only	Houston Hope and Revitalization Areas - only
Funding Amount(s)	$19,500	$30,000	$30,000
Property Age	New or Existing Properties	New or Existing Properties	New Properties
Affordability Period	10 Years	10 Years	10 Years

HOUSTON HOPE PROGRAM

City of Houston (City) Housing and Community Development Department (HCDD) has designed the Houston HOPE to provide financial assistance to low-to-moderate income homebuyers who are in the Houston HOPE areas or any area/neighborhood designated by the Mayor of Houston for revitalization. HCDD staff will administer Houston HOPE according to the policy and procedures set forth in the administrative guidelines. (add link to Administrative Guidelines) Funding for Houston HOPE will be available through the HOME Investment Partnerships (HOME) Program and the American Dream Down Payment Initiative (ADDI) Houston HOPE will provide direct financial assistance to offset portions of the down payment, closing costs, pre-paid items and principal required for home purchase.

 MARKETING AND PROMOTION

We will employ several marketing techniques to promote our homes during and after the building phase.

One marketing strategy will be on the grassroots level through the use of "farming" in the targeted neighborhoods. The term "farming" implies growing something. That's what you do when you farm your local neighborhoods. You plant the seeds of future business with potential purchasers of our home homes in these targeted neighborhoods. The term "targeted neighborhoods "will be used to describe neighborhoods in which the average income of the residences matches the eligibility requirements for the Houston HOPE program. Approximately, 300-500 fliers will be printed, outlining the special features of these designated neighborhoods. We believe that the fliers will not only convey the quality of our homes, but also briefly outline the financial options available to eligible participants. We believe that the fliers will draw the attention of possible buyers, if ten percent of these filers will be posted in community hubs such as local coffee shops, schoolyards and church lobbies.

Our staff will distribute the remaining fliers on foot, spending several afternoons knocking on the doors of residences in targeted neighborhoods, as well as residences already in designated HOPE and Workforce areas. Speaking with potential buyers directly is the best way to inform and engage the communities. When speaking to residents, we will explain the Houston HOPE and Workforce programs, specifically mentioning how these programs can benefit them as future owners of Vantone Realty. We will then outline in further detail the government assistance option available to them. The government can offer up to $30,000 for down payments and unlike renting, home ownership allows one to build up home equity. We understand that many of these low-income families are aging and facing mounting financial pressures. By highlighting statistics like this, not only can we inform, but also inform potential buyers about the home-ownership opportunities available to them.

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have to concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who are in need of government-subsidized housing. By educating the Pastor about the opportunities presented by Vantone Realty, we can easily reach and influence many potential buyers.

Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days, but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vantone Realty as they are able to receive up to $30,000 down payment on top of their current veteran eligibilities benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

Another strategy will be on the working relationship between home builders and real estate agents. There is a strong incentive for real estate agents to refer qualified buyers to our homes. Real estate agents will typically receive up to 3% commission once the transaction is completed. By working together, we can expand our exposure and client base, while giving real estate agents a chance to increase their sales.

Our final strategy for marketing and promoting our homes will be through regular visits to the Section 8 offices in Houston. The purpose of the visits will be to educate Section 8 tenants about their housing options. Currently, Section 8 rental vouchers are for low to moderate-income families, persons with disabilities, and senior citizens. Under the Section 8 program, the tenant usually pays around 30% of their rent and the U.S. government subsidizes the rest in the form of a voucher. In some cases, however, tenants may be eligible for the government to pay their entire monthly rent. Many Section 8 residents are unaware that they are able to convert their Sect. 8 rental vouchers into a Sect. 8 home-ownership voucher. For more details about eligibility requirements and the conversion process, current Section 8 residents can schedule a meeting with their local Section 8 housing counselors.

HOME DESIGN AND DESIGN CENTERS

We are dedicated to providing quality, well-designed homes meeting the demands of today’s home buyers. The product line offered depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure that we meet the demand in the marketplace, we will conduct qualitative and quantitative market research, including consumer focus groups after the effectiveness of this registration statement. This research will enable us to improve the linkage between the design of our homes and the community development and meet the specific lifestyle demands of our targeted home buyer. Our sources of raw building materials will mainly from local building material suppliers such as Home Depots, Lowe's. Home Depots and Lowe's are both publicly traded companies. Home Depots and Lowe's do not set a minimum purchase requirements for building materials and home appliances for homebuilders. We do not have any material contracts or exclusive agreements with Home Depots nor Lowe's.

Our product is designed to appeal to the potential home buyers. We will use external consultants that we believe are experts in their field to help perfect our homes, often utilizing experts with knowledge in regional architecture, exterior finishes and selections, or floor plan solutions that give our product an added edge. We take a focus and design products not only specific to the city in which they will be built, but to the individual neighborhood. Our aim is to provide each home with features that make it appeal to a specific lifestyle segment, while giving the plan flexibility through options and/or elevation variety that will appeal to our home buyers. This will allow our home buyers to feel as if we designed the house just for them.

COMPETITION

The home building industry is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to build new single-family homes that sell for less than $99,000 and duplexes that sell for less than $129,000 in these community redevelopment neighborhoods. We also face competition from existing resale homes and, to a lesser extent, condominiums and rental housing. Competitions among local homebuilders are based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. B builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw materials and skilled subcontractors.

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities. As of December 31, 2011, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We owned one residential lot in Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION   There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

PENNY STOCK   The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker or dealer duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.   The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2012, we had 6,000,000 shares of our common stock issued and outstanding, held by 34 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

ITEM 6 RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012.   ITEM 6. SELECTED FINANCIAL STATEMENTS   We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, our current assets was $50,545 and our total liabilities were $-0- which resulted in working capital of $50,545.. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest for the next twelve months. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31, 2012During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2012 was $(9,455) for general and administrative expenses.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.   9

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors

VANTONE REALTY CORPORATION

(A Development Stage Company)

We have audited the accompanying balance sheets of Vantone Realty Corporation (a Development Stage Company) (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2012 and 2011 and for the period from August 19, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from August 19, 2011 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $9,455 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

March 20, 2013

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		December 31, 2012	December 30, 2011
ASSETS
Current Assets
Cash and Cash equivalents		$50,545	$10,000
Total current assets		50,545	10,000
Land Held for Investment		25,000	25,000
Total Assets		$75,545	$35,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$		$3,866
Total Current Liabilities			3,866
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 and 3,500,000 shares issued and outstanding as of December 31 , 2012 and December 31, 2011, respectively		600	350
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of December 31, 2012 and December 31, 2011		-	-
Additional Paid-In Capital		84,400	34,650
Deficit accumulated during development stage		(9,455)	(3,866)
Total stockholders' equity		75,545	31,134
Total Liabilities and Stockholders' Equity		$75,545	$35,000

VANTON REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DEC. 31, 2012

	2012	2011	Accumulated from August 19, 2011 ( Inception) through December 31, 2012
Revenue	-	-	-
General and Administrative expenses	5,589	3,866	9,455
Net Loss	(5,589)	(3,866)	(9,455)
Net Loss Per Share-Basic and Diluted	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	4,869,863	3,500,000	4,500,000

The Accompanying Notes to financial statements Are an integral Part of the Financial Statements.

___________________________________________________________________________________________________________________________________________________________________________________________________

VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DEC. 31, 2012 and 2011

AND PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DEC. 31, 2012

		2012		2011		Accumulated from August 19, 2011 ( Inception) December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(5,589)		$(3,866)		$(9,455)
Adjustments to reconcile net loss to net cash used in operations:
Increase (decrease) in accrued expenses		(3,866)		3,866
NET CASH USED IN OPERATING ACTIVITIES:		(9,455)				(9,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		50,000		10,000		60,000
Net cash provided by financing activities		50,000		10,000		60,000
NET CHANGE IN CASH		40,545		10,000		50,545
Cash and cash equivalents:
Beginning		10,000
Ending		$50,545		$10,000		$50,545
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the period for:
Interest Expenses	$		$		$
Income tax Expense	$			$-		$-
NON-CASH TRANSACTION:				-		-
Issuance of common stock in exchange of real property	$			$25,000		$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANTONE REALTY CORPORATION

( DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S EQUITY

PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH

DECEMBETR 31, 2012

		Common Shares	Paid in Capital	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholder's Equity
Inception on August 19, 2011	$		$-	$-	$-	$-
Issuance of Common stock to founder for cash		1,000,000	100	9,900		10,000
Issuance of Common stock to founder in exchange for contribution of land		2,500,000	250	24,750		25,000
Net Loss					(3,866)	(3,866)
Balance, December 31, 2011		4,500,000	350	34,650	(3,866)	31,134
Issuance of Common stock in June 2012		2,500,000	250	49,750		50,000
Net Loss					(5,589)	(5,589)
Balance, December 31, 2012		$6,000,000	$600	$84,400	$(9,455)	$75,545

The Accompanying Notes are an Integral Part of the Financial Statements.

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Vantone Realty Corporation, a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to build affordable homes in Houston, Texas. The Company's year-end is December 31.

GOING CONCERN

 These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $9,455 as of December 31, 2012, and it had no revenue from operations.

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

NET INCOME ( LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2012 and 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2012 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Tian Su Hua	71	CEO, CFO, Director

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Su Hua, was born in Northeast China. She graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she hold several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China, she has an extensive experiences in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. Form 2009-2011.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1. any bankruptcy petition filed by or against any business of which such person was a general partner executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding ( excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction ( in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

__________________________________________________________________________________________________________________________________________________________________________________________________

CORPORATE GOVERNANCE

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2012.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2012 and 2011, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 EMPLOYMENT AGREEMENT

There are currently no employment agreements or other contracts or arrangements with our Officer or Director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officer, Director or Consultants that would result from the resignation, retirement or any other termination of any of our Director, officer or consultants. Most business activities to date have been undertaken by our Chief Executive Officer and other individual retained as independent contractors.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. None of our Directors is independent.

__________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of China Inc., owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2012.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [2]
Common Stock	Tian Su Hua	1,250,000	20.8%
Common Stock	Cai Jin	1,250,000	20.8%
Common Stock	Jia Nia Tian	1,000,000	16.6%

[1] Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

[2] Based on the total of 6,000,000 outstanding common shares as of December 31, 2012.

(2) ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

None

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$2,000	$2,000
Audit-related fees	$2,400	$1500
Tax fees	$0	$0
All other fees	$0	$0
Total	$4,400	$3,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

___________________________________________________________________________________________________________________________________________________________________________________________________

PART IV

EXHIBIT INDEX

DESCRIPTION
Ex.3.1	Article of Incorporation **
Ex.3.2	By-Laws of Registrant**
Ex.5.1	Legality Opinion of the securities being registered**
Ex.10.1	Line of Credit**
Ex.14.1	Code of Ethics**
Ex.23.1	Consent of KCCW Certified Public Accountant**
Ex.99.1	Subscription Agreement**
Ex.99.2	General Warranty Deed**
Ex.32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex.31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** Previously filed**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantone Realty Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Chief Financial Officer, Director

Principle Accounting Officer

March 27, 2013