Form 10-Q
period 2013-03-31
Vantone Realty Corp
filed 2013-05-14
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of MARCH 31, 2013

Form 10-Q Report Index

VANTONE REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

		March 30, 2013 ( unaudited)		December 30, 2012
ASSETS
Current Assets
Cash and Cash equivalents		$49,569		$50,545
Total current assets		49,569		50,545
Land Held for Investment		25,000		25,000
Total Assets		$74,569		$75,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$		$
Total Current Liabilities
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively		600		600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of March 31, 2013 and December 31, 2012
Additional Paid-In Capital		84,400		84,400
Deficit accumulated during development stage		(10,431)		(9,455)
Total stockholders' equity		74,569		75,545
Total Liabilities and Stockholders' Equity		$74,569		$75,545

The Accompanying Notes are an Integral Part of the Financial Statements.

VANTON REALTY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,2013 AND 2012

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH MARCH 31, 2013

( UNAUDITED)

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Accumulated from August 19, 2011 ( Inception) through March 31, 2013
Revenue	$	$-	$-	$-
General and Administrative expenses		976	2,234	10,431
Net Loss	$	$(976)	$(2,234)	$(10,431)
Net Loss Per Share-Basic and Diluted	$	$(0.00)	(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted		6,000,000	3,500,000	4,728,814

The Accompanying Notes to financial statements Are an integral Part of the Financial Statements.

VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH MARCH 31, 2013

( UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Accumulated from August 19, 2011 ( Inception) Through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(976)	$(2,234)	$(10,431)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in accrued expenses	-	(3,866)	-
NET CASH USED IN OPERATING ACTIVITIES:	(976)	(6,100)	(10,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	60,000
Net cash provided by financing activities	-	-	60,000
NET CHANGE IN CASH	(976)	(6,100)	49,569
Cash and cash equivalents:
Beginning	50,545	10,000	-
Ending	$49,569	$3,900	$49,569
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense	$-	$-	$-
NON-CASH TRANSACTION:	$-	$-	$-
Issuance of common stock in exchange of real property	$-	$-	$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

 VANTONE REALTY CORPORATION

( A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $10,431 as of March 31, 2013, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2013, there were no deferred tax assets or liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, our current assets was $49,569 and our total liabilities were $-0- which resulted in working capital of $49,569.. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest for the next twelve months. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to March 31, 2013.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to March 31, 2013 was $(10,431) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2013.

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

May 13, 2013.