Form 10-K
period 2013-12-31
VANJIA CORP
filed 2014-03-28
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer #138

(Address of principal executive offices)

1-832-783-0188

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                  Accelerated filer [ ]

Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of March 26, 2014

i

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

ITEM 1: DESCRIPTION OF BUSINESS

Vanjia Corporation ( formerly Vantone Realty Corporation) is a start-up company incorporated in Texas on August 19, 2011. We are a development stage company. Our aim to build affordable housing in the city of Houston's designated HOPE and Workforce neighborhoods. Our future homes will have a variety of floor plans, be energy efficient, and conveniently located. We have already acquired a vacant lot in the Workforce neighborhoods. We seek to raise up $100,000 from our investors. By providing affordable housing options, our future homes will enrich the communities of Houston and revitalize the local economy.

 RECENT DEVELOPMENT

(a) During the fiscal year ended December 31, 2013, we have been actively promoting a new concept of affordable housing in the Houston Hope Neighborhoods. This new concept of affordable housing not only involving moderate and low income families, it involves the building of assisted-living facilities for elderly and disabled Americans. The building of residential homes at Houston Hope Neighborhoods has been quite competitive for home builders and the profit margin is quite low in comparison to the building of assisted-living facilities for the elderly and disabled Americans. The profit margin for residential construction rarely achieved more than 25% profit margin but the building of assisted-living facilities could have a projected profit margins from 35% to 45% once the developers provide the add-on services of running the assisted-living facilities. We believe this is a lucrative market by building assisted-living facilities in Houston Hope Neighborhoods.

(b) As of November 8, 2013, we have amended the corporate name from Vantone Realty Corporation to VANJIA COPORATION. Our new corporation name and identity reflect our new visions to serve a broader market of elderly, disabled and homeless Americans who are in need of home shelters. We believe that millions of elderly, disabled and homeless American deserve home shelters either financed privately and through government subsidized housing. Vanjia Corporation is ready to build assisted-living facilities to serve the need of the elderly, disabled and homeless Americans. The meaning of VANJIA literally translated as " Million Homes" in Chinese and it closely allied with our corporate mission.

(c) Our $100,000 Line of Credit extended by Tian Su Hua, our CEO and CFO, expired on December 31, 2013. Tian Su Hua will extend the $100,000 new line of Credit with 0 interest for another three years until we achieves profitability. The real estate market has been picked up substantially in Houston, Texas. The construction loans are easier to qualify from local commercial lenders. We do not anticipate to utilize the $100,000 Line of Credit during our normal course of operation.

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

Our staff will distribute the remaining fliers on foot, spending several afternoons knocking on the doors of residences in targeted neighborhoods, as well as residences already in designated HOPE and Workforce areas. Speaking with potential buyers directly is the best way to inform and engage the communities. When speaking to residents, we will explain the Houston HOPE and Workforce programs, specifically mentioning how these programs can benefit them as future owners of Vanjia Corporation ( formerly Vantone Realty Corp.). We will then outline in further detail the government assistance option available to them. The government can offer up to $30,000 for down payments and unlike renting, home ownership allows one to build up home equity. We understand that many of these low-income families are aging and facing mounting financial pressures. By highlighting statistics like this, not only can we inform, but also inform potential buyers about the home-ownership opportunities available to them.

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have to concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who are in need of government-subsidized housing. By educating the Pastor about the opportunities presented by Vanjia Corporation ( formerly Vantone Realty Corp.), we can easily reach and influence many potential buyers.

Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days, but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vanjia Corporation ( formerly Vantone Realty Corporation) as they are able to receive up to $30,000 down payment on top of their current veteran eligibilities benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

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

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities. As of December 31, 2013, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings and frivolous lawsuits arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

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

HOLDERS OF OUR COMMON STOCK

As of December 31, 2013, we had 6,000,000 shares of our common stock issued and outstanding, held by 34 shareholders of record.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $6,500 for the next 12 months. After the effectiveness of this registration statement, we will become a public company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, our current assets was $67,167 and our total liabilities were $-0- which resulted in working capital of $67,167. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at 6% interest per annum for the next thirty six months. The management believes that $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2013, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2013 was $(17,831) for general and administrative expenses.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2013 and 2012( audited)	F-2
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 19, 2011 ( Inception) through December 31, 2013 ( audited)	F-3
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 19, 2011 ( Inception) through December 31, 2013( audited)	F-4
Statement of Stockholders' Equity for the years ended December 31, 2013 and 2012 and for the period from August 19, 2011 ( Inception) through December 31, 2013 ( audited)	F-5
Notes to Financial Statements	F6-F9

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vanjia Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Vanjia Corporation (Formerly Vantone Realty Corporation) (a Development Stage Company) (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2013 and 2012 and for the period from August 19, 2011 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from August 19, 2011 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

March 25, 2014

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		December 31, 2013		December 30, 2012
ASSETS
Current Assets
Cash and Cash equivalents		$42,169		$50,545
Total current assets		42,169		50,545
Land Held for Investment		25,000		25,000
Total Assets		$67,169		$75,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$		$
Total Current Liabilities
Stockholders' Equity
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2012
Common Stock, $0.0001 Par value, 9,999,999,999 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2013 and 2012		600		600
Additional Paid-In Capital		84,400		84,400
Deficit accumulated during development stage		(17,831)		(9.455)
Total stockholders' equity		67,169		75,545
Total Liabilities and Stockholders' Equity		$67,169		$75,545

The Accompanying Notes Are an Integral Part of the Financial Statements.

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DEC. 31, 2013

	2013	2012	Accumulated from August 19, 2011 ( Inception) through December 31, 2013
Revenue	$-	$-	$-
General and Administrative expenses	8,376	5,589	17,831
Loss from Operations	(8,376)	(5,589)	(17,831)
Provision for income taxes	-	-	-
Net Loss	$(8,376)	$(5,589)	$(17,831)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	6,000,000	4,869,863	5,132,948

The Accompanying Notes Are an integral Part of the Financial Statements.

___________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER. 31, 2013 and 2012

AND PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

	2013	2012	Accumulated from August 19, 2011 ( Inception) December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,376)	$(5,589)	$(17,831)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in accrued expenses		(3,866)	-
NET CASH USED IN OPERATING ACTIVITIES:	(8,376)	(9,455)	(17,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		50,000	60,000
Net cash provided by financing activities		50,000	60,000
NET CHANGE IN CASH	(8,376)	40,545	42,169
Cash and cash equivalents:
Beginning	50,545	10,000	-
Ending	$42,169	$50,545	$42,169
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-
NON-CASH TRANSACTION:
Issuance of common stock in exchange of real property	$-	$-	$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

( DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S EQUITY

PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH

DECEMBETR 31, 2013

	Common Shares	Paid in Capital	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholder's Equity
Inception on August 19, 2011		$-	$-	$-	$-
Issuance of Common stock to founder for cash	1,000,000	100	9,900		10,000
Issuance of Common stock to founder in exchange for contribution of land	2,500,000	250	24,750		25,000
Net Loss				(3,866)	(3,866)
Balance, December 31, 2011	4,500,000	350	34,650	(3,866)	31,134
Issuance of Common stock in June 2012	2,500,000	250	49,750		50,000
Net Loss				(5,589)	(5,589)
Balance, December 31, 2012	6,000,000	600	84,400	(9,455)	75,545
Net Loss				(8,376)	(8,376)
Balance, December 31, 2013	$6,000,000	$600	$84,400	$(17,831)	$67,169

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORTION

(FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation (Formerly Vantone Realty Corporation), a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to build affordable homes in Houston, Texas.

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $17,831 as of December 31, 2013, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2013 and 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $17,800 that may be available to reduce future year's taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$ 2,848	$ 1,900
Less: valuation allowance	(2,848)	(1,900)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,063	$ 3,215
Less: valuation allowance	(6,063)	(3,215)
Net deferred tax asset	$ 0	$ 0

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit expired on December 31, 2013. Borrowings under the line of credit bear interest at 6% per annum. As of December 31, 2013 and 2012, the Company had no outstanding balance on the line of credit.

4. STOCKHOLDER’S EQUITY

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2013 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

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

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Tian Su Hua	71	CEO, CFO, Director
Zhang Rui	43	Director

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

Zhang Rui, was born in Xin Jiang Province, China. He graduated from Shan Xi University with a four year degree in Construction Management. From 1996-2013, he worked at Zhong Tiao Cement Factory as a factory director and construction manager. From 2013 to 2014, he has been the Director for Vanjia Corporation.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2013.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2013 and 2012, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Zhang Rui	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2013.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	1,250,000	20.8%
Common Stock	Cai Jin	1,250,000	20.8%
Common Stock	Zhang Rui	1,000,000	16.6%

[1] Based on the total of 6,000,000 outstanding common shares as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

O Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$2,500	$2,000
Audit-related fees	$2,400	$2,400
Tax fees	$0	$0
All other fees	$0	$0
Total	$4,900	$4,400

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

Vanjia Corporation

(formerly Vantone Realty Corporation)

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Chief Financial Officer, Director

Principle Accounting Officer

March 27, 2014