Form 10-Q
period 2014-03-31
VANJIA CORP
filed 2014-05-09
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of May 8, 2014

Form 10-Q Report Index

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		March 31, 2014 (Unaudited)		December 30, 2013
ASSETS
Current Assets
Cash and Cash equivalents		$41,498		$42,169
Total current assets		41,498		42,169
Land Held for Investment		25,000		25,000
Total Assets		$66,498		$67,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$	________ -	$	_______ -
Total Current Liabilities		________ -		_______ -
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013		600		600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2014 and December 31, 2013		-		-
Additional Paid-In Capital		84,400		84,400
Deficit accumulated during development stage		(18,502)		(17,831)
Total stockholders' equity		66,498		67,169
Total Liabilities and Stockholders' Equity		$66,498		$67,169

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

(FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH MARCH 31, 2014

( UNAUDITED)

	Three Months Ended March 31 2014	Three Months Ended March 31, 2013	Accumulated from August 19, 2011 ( Inception) through March 31, 2014
Revenue	$-	$-	$-
General and Administrative expenses	$671	$976	$18,502
Net Loss	$(671)	$(976)	$(18,502)
Net Loss Per Share-Basic and Diluted	$(0.00)	(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	6,000,000	6,000,000	5,214,660

The Accompanying Notes to financial statements Are an integral Part of the Financial Statements.

VANJIA CORPORATION

(FORMERLY VANTONE REALTY CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH MARCH 31, 2014

( UNAUDITED)

		Three Months Ended March 31, 2014		Three Months Ended March 31 2013		Accumulated from August 19, 2011 ( Inception) Through March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(671)		$(976)		$(18,502)
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in accrued expenses		-				-
Net cash used in operating activities		(671)		(976)		(18,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-				60,000
Net cash provided by financing activities		-				60,000
NET CHANGE IN CASH		(671)		(976)		41,498
Cash and cash equivalents:
Beginning		42,169		50,545		-
Ending		$41,498		$49,569		$41,498
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense	$	_______-	$	______-	$	_____-
NON-CASH TRANSACTION:	$	_______-	$	______-	$	_____-
Issuance of common stock in exchange of real property	$	_______-	$	______-		$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION
(FORMERLY VANTONE REALTY CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2013.

Organization and Nature of Business

Vantone Realty Corporation , a company in the developmental stage (the "Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company's business plan is to build affordable homes in Houston, Texas.

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $18,502 as of March 31, 2014, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2014, the Company had net operating loss carry forwards of approximately $18,500 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $5,500 for the next 12 months. After the effectiveness of this registration statement, we will become a public company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

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

MARKETING AND PROMOTION- Our staff will distribute our promotional fliers on foot, spending afternoons knocking on the doors of residences in targeted neighborhoods, as well as residences already in designated HOPE and Workforce areas. Speaking with potential buyers directly is the best way to inform and engage the communities. When speaking to residents, we will explain the Houston HOPE and Workforce programs, specifically mentioning how these programs can benefit them as future owners of our new homes and services. We will then outline in further detail the government assistance option available to them. The government can offer up to $30,000 for down payments and unlike renting, home ownership allows one to build up home equity.

The following table shows the projection of our building activities for three years:

	1st Year milestone	2nd Year milestone	3rd year milestone
Number of residential homes	2- 3 homes	3-5 homes	5-8 homes
Location of new residential homes	Houston, Texas	Houston, Texas	Houston, Texas
Estimated cost for each milestone	$100,000	$200,000	$300,000

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2014, our current assets was $41,498 and our total liabilities were $-0- which resulted in working capital of $41,498 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to March 31, 2014.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to March 31, 2014 was $(18,502) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2014.

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

Vanjia Corporation

( formerly Vantone Realty Corporation)

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Chief Financial Officer

Principle Accounting Officer

May 8, 2014