Form 10-K
period 2014-12-31
VANJIA CORP
filed 2015-03-27
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2014.

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

 RECENT DEVELOPMENT

(a) During the fiscal year ended December 31, 2014, we have been actively promoting a new concept of affordable housing in the Houston Hope Neighborhoods. This new concept of affordable housing not only involving moderate and low income families, it involves the building of assisted-living facilities.

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

(c) The real estate market has picked up substantially in Houston, Texas.

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

COMPETITION

The home building industry is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to build new single-family homes that sell for $98,000 or more and duplexes that sell for $165,000 in these community redevelopment neighborhoods. We also face competition from existing resale homes and, to a lesser extent, condominiums and rental housing. Competitions among local homebuilders are based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw materials and skilled subcontractors.

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities. As of December 31, 2014, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

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

HOLDERS OF OUR COMMON STOCK

As of December 31, 2014, we had 6,000,000 shares of our common stock issued and outstanding, held by 34 shareholders of record.

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

The following table shows the projection of our building activities for three years:

	1st Year milestone	2nd Year milestone	3rd year milestone
Number of residential homes	2- 3 homes	3-5 homes	5-8 homes
Location of new residential homes	Houston, Texas	Houston, Texas	Houston, Texas
Estimated cost for each milestone	$160,000	$240,000	$380,000

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, our total assets was $54,297.00 and our total liabilities were $-0- which resulted in working capital of $54,297.00 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at 0% interest per annum. The management believes that $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2014, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2014 was $(30,703) for general and administrative expenses.

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

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board or its predecessor. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or its predecessor, if quoted, that a public market will materialize. As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2014 and 2013( audited)	F-2
Statements of Operations for the years ended December 31, 2014 and 2013 and for the period from August 19, 2011 ( Inception) through December 31, 2014 ( audited)	F-3
Statements of Operations for the years ended December 31, 2014 and 2013 and for the period from August 19, 2011 ( Inception) through December 31, 2014( audited)	F-4
Statement of Stockholders' Equity for the years ended December 31, 2014 and 2013 and for the period from August 19, 2011 ( Inception) through December 31, 2014 ( audited)	F-5
Notes to Financial Statements	F6-F9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vanjia Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Vanjia Corporation (a Development Stage Company) (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2014 and 2013 and for the period from August 19, 2011 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 and for the period from August 19, 2011 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp

Diamond Bar, California

March 26, 2015

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2014	December 30, 2013
ASSETS
Current Assets
Cash and Cash equivalents	$29,297	$42,169
Total current assets	29,297	42,169
Land Held for Investment	25,000	25,000
Total Assets	$54,297	$67,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses	$-	$-
Total Current Liabilities	-	-
Stockholders' Equity
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2014 and 2013	600	600
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued and outstanding as of December 31, 2014 and 2013	-	-
Additional Paid-In Capital	84,400	84,400
Deficit accumulated during development stage	(30,703)	(17,831)
Total stockholders' equity	54,297	67,169
Total Liabilities and Stockholders' Equity	$54,297	$67,169

The Accompanying Notes Are an Integral Part of the Financial Statements.

__________________________________________________________________________________________________________________________

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

AND PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DEC. 31, 2014

	2014	2013	Accumulated from August 19, 2011 ( Inception) through December 31, 2014
Revenue	$-	$-	$-
General and Administrative expenses	12,872	8,376	30,703
Net Loss	(12,872)	(8,376)	(30,703)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	6,000,000	6,000,000	5,390,244

The Accompanying Notes Are an integral Part of the Financial Statements.

___________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER. 31, 2014 and 2013

AND PERIOD FROM AUG. 19, 2011 (INCEPTION) THROUGH DECEMBER 31, 2014

	2014	2013	Accumulated from August 19, 2011 ( Inception) December 31, 2014
Cash flows from operating activities
Net Loss	$(12,872)	$(8,376)	$(30,703)
Net Cash used in operating activities:	(12,872)	(8,376)	(30,703)
Cash flows from financing activities			-
Proceeds from issuance of common stock	-	-	60,000
Net cash provided by financing activities	-	-	60,000
Net change in cash	(12,872)	(8,376)	29,297
Cash and cash equivalents
Beginning	42,169	50,545	-
Ending	$29,297	$42,169	$29,297
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-
Non-cash transactions:
Non-cash transaction:
Issuance of common stock in exchange of real property	$-	$-	$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

( DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S EQUITY

PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH

DECEMBETR 31, 2014

	Common Shares	Paid in Capital	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholder's Equity
Inception on August 19, 2011	-	$-	$-	$-	$-
Issuance of Common stock to founder for cash	1,000,000	100	9,900	-	10,000
Issuance of Common stock to founder in exchange for contribution of land	2,500,000	250	24,750	-	25,000
Net Loss	-	-	-	(3,866)	(3,866)
Balance, December 31, 2011	3,500,000	350	34,650	(3,866)	31,134
Issuance of Common stock in June 2012	2,500,000	250	49,750	-	50,000
Net Loss	-	-	-	(5,589)	(5,589)
Balance, December 31, 2012	6,000,000	600	84,400	(9,455)	75,545
Net Loss	-	-	-	(8,376)	(8,376)
Balance, December 31, 2013	6,000,000	600	84,400	(17,831)	67,169
Net Loss	-	-	-	(12,872)	(12,872)
Balance, December 31, 2014	$6,000,000	$600	$84,400	$(30,703)	$54,297

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORTION

(FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $30,703 as of December 31, 2014, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2014 and 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $30,703 that may be available to reduce future year's taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$ 4,376	$ 2,848
Less: valuation allowance	(4,376)	(2,848)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 10,439	$ 6,063
Less: valuation allowance	(10,439)	(6,063)
Net deferred tax asset	$ 0	$ 0

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2014 and 2013, the Company had no outstanding balance on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2014 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Tian Su Hua, was born in Northeast China; she graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she hold several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China; she has an extensive experiences in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. Form 2009-2011.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2014.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2014 and 2013, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Zhang Rui	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2014.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	1,250,000	20.8%
Common Stock	Cai Jin	1,250,000	20.8%
Common Stock	Zhang Rui	1,000,000	16.6%

[1] Based on the total of 6,000,000 outstanding common shares as of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$3,500	$2,500
Audit-related fees	$3,750	$2,400
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,280	$4,900

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