Form 10-Q
period 2015-09-30
VANJIA CORP
filed 2015-11-13
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of September 30, 2015

Form 10-Q Report Index

VANJIA CORPORATION

( FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		September 30, 2015 (Unaudited)		December 31, 2014
ASSETS
Current Assets
Cash and Cash equivalents		$20,173		$29,297
Total current assets		20,173		29,297
Land Held for Investment		25,000		25,000
Total Assets		$45,173		$54,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$	________ -	$	_______ -
Total Current Liabilities		________ -		_______ -
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014		600		600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2015 and December 31, 2014		-		-
Additional Paid-In Capital		84,400		84,400
Deficit accumulated during development stage		(39,827)		(30,703)
Total stockholders' equity		45,173		54,297
Total Liabilities and Stockholders' Equity		$45,173		$54,297

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

(FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

AND PERIOD FROM AUGUST 19, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2015

( UNAUDITED)

	Nine Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2014	Three Months Ended Sept. 30 2015	Three Months Ended Sept. 30, 2014	Accumulated from August 19, 2011 ( Inception) through Sept. 30, 2015
Revenue	$-	$-	$-	$-	$-
General and Administrative expenses	$9,124	$11,672	$2,214	$4,200	$39,827
Net Loss	$(9,124)	$(11,672)	$(2,214)	$(4,200)	$(39,827)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	6,000,000	6,000,000	6,000,000	6,000,000	5,500,998

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

(FORMERLY VANTONE REALTY CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPT. 30, 2015 AND 2014

AND PERIOD FROM AUGUST 19, 2011 ( INCEPTION) THROUGH September 30, 2015

( UNAUDITED)

		Nine Months Ended Sept. 30 2015		Nine Months Ended Sept. 30 2014		Accumulated from August 19, 2011 ( Inception) Through Sept. 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(9,124)		$(11,672)		$(39,827)
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in accrued expenses		-		-		-
Net cash used in operating activities		(9,124)		(11,672)		(39,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-				60,000
Net cash provided by financing activities		-				60,000
NET CHANGE IN CASH		(9,124)		(11,672)		20,173
Cash and cash equivalents:
Beginning		29,297		42,169		-
Ending		$20,173		$30,497		$20,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense	$	_______-	$	______-	$	_____-
NON-CASH TRANSACTION:	$	_______-	$	______-	$	_____-
Issuance of common stock in exchange of real property	$	_______-	$	______-		$25,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

(FORMERLY VANTONE REALTY CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

The Company’s year-end is December 31.

Going Concern

 These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $39,827 as of September 30, 2015, and it had no revenue from operations. The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of September 30, 2015, the Company had net operating loss carry forwards of approximately $39,827 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2015, our current assets was $20,173 and our total liabilities were $-0- which resulted in working capital of $20,173. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2015.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to September 30, 2015 was $(39,827) for general and administrative expenses.

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

November 10, 2015