Form 10-K
period 2016-12-31
VANJIA CORP
filed 2017-03-27
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [X ] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of March 24, 2017

i

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

ITEM 1: DESCRIPTION OF BUSINESS

Vanjia Corporation is a start-up company incorporated in Texas on August 19, 2011. Our aim to build affordable housing in the city of Houston's designated HOPE and Workforce neighborhoods. Our future homes will have a variety of floor plans, be energy efficient, and conveniently located. We have already acquired a vacant lot in the Workforce neighborhoods. By providing affordable housing options, our future homes will enrich the communities of Houston and revitalize the local economy.

 RECENT DEVELOPMENTS

(a) During the fiscal year ended December 31, 2016, we have been actively promoting a new concept of affordable housing in the Houston Hope Neighborhoods. This new concept of affordable housing not only involving moderate and low income families, it involves the building of assisted-living facilities.

 (b) In the Beginning of 2017, we have expanded our business planning to builders/ operators of healthcare facilities throughout the United States. As a result of these strategic initiatives, we are projecting a substantial building and related activities of healthcare facilities in Texas.

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

Our staff will distribute the remaining fliers on foot, spending several afternoons knocking on the doors of residences in targeted neighborhoods, as well as residences already in designated HOPE and Workforce areas. Speaking with potential buyers directly is the best way to inform and engage the communities. When speaking to residents, we will explain the Houston HOPE and Workforce programs, specifically mentioning how these programs can benefit them as future owners of Vanjia Corporation. We will then outline in further detail the government assistance option available to them. The government can offer up to $30,000 for down payments and unlike renting, home ownership allows one to build up home equity. We understand that many of these low-income families are aging and facing mounting financial pressures. By highlighting statistics like this, not only can we inform, but also inform potential buyers about the home-ownership opportunities available to them.

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have to concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who are in need of government-subsidized housing. By educating the Pastor about the opportunities presented by Vanjia Corporation, we can easily reach and influence many potential buyers.

Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days, but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vanjia Corporation as they are able to receive up to $30,000 down payment on top of their current veteran eligibilities benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

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

ITEM 2. PROPERTIES

We owned one developmental lot in Houston, Texas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION : There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2016, we had 6,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, our total assets was $25,148.00 and our total liabilities were $-0- which resulted in working capital of $25,148.00. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at 0% interest per annum. The management believes that $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2016, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2016 was $(59,852) for general and administrative expenses.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vanjia Corporation

We have audited the accompanying balance sheets of Vanjia Corporation (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2017

The Accompanying Notes Are an Integral Part of the Financial Statements.

VANJIA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2016	December 30, 2015
ASSETS
Current Assets
Cash and Cash equivalents	$148	$6,202
Total current assets	148	6,202
Land Held for Investment	25,000	25,000
Total Assets	$25,148	$31,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses	$-	$-
Total Current Liabilities	-	-
Stockholders' Equity
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2016 and 2015	600	600
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued and outstanding as of December 31, 2016 and 2015	-	-
Additional Paid-In Capital	84,400	84,400
Deficit accumulated during development stage	(59,852)	(53,798)
Total stockholders' equity	25,148	31,202
Total Liabilities and Stockholders' Equity	$25,148	$31,202

The Accompanying Notes Are an Integral Part of the Financial Statements.

________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Revenue	$-	$-
General and Administrative expenses	9,854	23,095
Loss from Operations	(9,854)	(23,095)
Other income ( expenses)
Other income	3,800	-
Loss before Income taxes	(6,054)	(23,095)
Provision for income taxes	-	-
Net Loss	(6,054)	(23,095)
Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic And Diluted	6,000,000	6,000,000

The Accompanying Notes Are an integral Part of the Financial Statements.

___________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER. 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Loss	$(6,054)	$(23,095)
Net Cash used in operating activities:	(6,054)	(23,095)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
Net change in cash	(6,054)	(23,095)
Cash and cash equivalents
Beginning	6,202	29,297
Ending	$148	$6,202
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-
Non-cash transactions:
Non-cash transaction:
Issuance of common stock in exchange of real property	$-	$-

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEARS ENDEDDECEMBETR 31, 2016 AND 2015

	Common Shares	Paid in Capital	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total

Balance, December 31, 2014	$6,000,000	$600	$84,400	$(30,703)	$54,297
Net Loss	-	-	-	(23,095)	(23,095)
Balance, December 31, 2015	$6,000,000	$600	$84,400	$(53,798)	$31,202
Net Loss	-	-	-	(6,054)	(6,054)
Balance, December 31, 2016	$6,000,000	$600	$84,400	$(59,852)	$25,148

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation, a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company's business plan is to build affordable homes in Houston, Texas.

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $59,852 as of December 31, 2016, and it had no revenue from operations.

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

2. INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $59,852 that may be available to reduce future year's taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$ 2,058	$ 7,852
Less: valuation allowance	(2,058)	(7,852)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 20,349	$18,291
Less: valuation allowance	(20,349)	(18,291)
Net deferred tax asset	$ 0	$ 0

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2016 and 2015, the Company had no outstanding balance on the line of credit.

4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Position
Tian Su Hua	CEO, CFO, Director

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Su Hua, was born in Northeast China; she graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she hold several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China; she has an extensive experiences in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. from 2009-2011.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2016

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2016 and 2015, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2016.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	1,250,000	20.8%
Common Stock	Cai Jin	1,250,000	20.8%
Common Stock	Zhang Rui	1,000,000	16.6%

[1] Based on the total of 6,000,000 outstanding common shares as of December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$3,500	$3,500
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,280	$7,280

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

March 24, 2017