Form 10-K
period 2017-12-31
VANJIA CORP
filed 2018-03-28
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [X ] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of March 26, 2018

i

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

 RECENT DEVELOPMENTS

(a) During the fiscal year ended December 31, 2017, we have been actively promoting a new concept of affordable housing in the Houston Hope Neighborhoods. This new concept of affordable housing not only involving moderate and low income families, it involves the building of assisted-living facilities.

 (b) In the Beginning of 2017, we have expanded our business planning as builders/ operators of healthcare facilities throughout the United States. As a result of these strategic initiatives, we are projecting more building and related activities of healthcare facilities in Texas. As of December 31, 2017, we have entered into a joint venture with a land developer in the City of Palestine, Texas to build a 300 beds healthcare facility. The project required an institutional financing or private placements in the amount of $25 millions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2017		Fiscal 2016
	Low	High	Low	High
First Quarter ended March 31	$11.89	$17.89	$4.50	$4.50
Second Quarter ended June 30	$17.89	$20.89	$7.58	$15.01
Third Quarter ended September 30	$17.01	$20.89	$15.01	$17.16
Fourth Quarter ended December 31	$17.01	$20.89	$11.89	$17.98

HOLDERS OF OUR COMMON STOCK

As of December 31, 2017, we had 6,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, our total assets was $25,087.00 and our total liabilities were $-0- which resulted in working capital of $25,087.00 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at 0% interest per annum. The management believes that $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2017, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2017 was $(68,713) for general and administrative expenses.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

The Accompanying Notes Are an Integral Part of the Financial Statements.

_________________________________________________________________________________________________________________________________________________________________________________________________

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vanjia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (“the Company”) as of December 31, 2017 and 2016, the related statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Vanjia Corporation will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2011.

Diamond Bar, California

March 23, 2018

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2017	DECEMBER 31. 2016
ASSETS
Current Assets
Cash and Cash equivalents	$87.00	$148
Total current assets	87.00	148
Land Held for Investment	25,000	25,000
Total Assets	$25,087	$25,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to Shareholder	$8,800	$-
Total Current Liabilities	8,800	-
Stockholders' Equity
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2017 and 2016	600	600
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued and outstanding as of December 31, 2017 and 2016	-	-
Additional Paid-In Capital	84,400	84,400
Deficit accumulated during development stage	(68,713)	(59,852)
Total stockholders' equity	16,287	25,148
Total Liabilities and Stockholders' Equity	$25,087	$25,148

The Accompanying Notes Are an Integral Part of the Financial Statements.

________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Revenue	$-	$-
General and Administrative expenses	8,861	9,854
Loss from Operations	(8,861)	(9,854)
Other income ( expenses)
Other income	-	3,800
Loss before Income taxes	(8,861)	(6,054)
Provision for income taxes	-	-
Net Loss	(8,861)	(6,054)
Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic And Diluted	6,000,000	6,000,000

The Accompanying Notes Are an integral Part of the Financial Statements.

___________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER. 31, 2017 and 2016

		2017		2016
Cash flows from operating activities
Net Loss		$(8,861)		$(6,054)
Increase ( decrease) due to shareholder		8,800		(6,054)
Net cash used in operating activities		(61)
Net change in cash		(61)		(6,054)
Cash and cash equivalents
Beginning		148		6,202
Ending		$87		$148
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$		$
Income tax	$		$

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED DECEMBETR 31, 2017 AND 2016

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	6,000,000	$600	$84,400	$(53,798)	$31,202
Net Loss	-	-	-	(6,054)	(6,054)
Balance, December 31, 2016	6,000,000	600	84,400	(59,852)	25,148
Net Loss				(8,861)	(8,861)
Balance, December 31, 2017	6,000,000	$600	$84,400	$(68,713)	$16,287

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $68,713 as of December 31, 2017, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2017 and 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $68,713 that may be available to reduce future year's taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2017	2016
Current	$-	$-
Deferred
Net Provision for income taxes	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2017 and 2016 are analyzed below:

	Dec.31,2017	Dec.31,2016
U.S. Statutory Income tax rate	34%	34%
Provisional re-measurement of deferred taxes	(13)%	-%
Changes in valuation allowance	(21)%	(34)%
Effective income tax rate	0%	$ 0

 Significant components of the Company's deferred taxes as of December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$14,430	$14,430
Less: valuation allowance	(14,430)	(14,430)
Net deferred tax asset	$ 0	$ 0

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2017 and 2016, the Company had outstanding balance of $8,800 and $0 respectively, on the line of credit.

4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company issued these financial statements.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2017

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2017 and 2016, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2017.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	3,500,000	58%

[1] Based on the total of 6,000,000 outstanding common shares as of December 31, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$3,500	$3,500
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,250	$7,250

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

Vanjia Corporation

/s/ Tian Jia

Tian Jia

Chief Financial Officer

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/ Director

 March 26, 2018