Form 10-Q
period 2018-03-31
VANJIA CORP
filed 2018-05-07
CIK 1532383

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of May 6th, 2018

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and Cash equivalents	$187	$87
Total current assets	187	87
Land Held for Investment	25,000	25,000
Total Assets	$25,187	$25,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to shareholder	$10,100	$8,800
Total Current Liabilities	-	-
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 6,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	600	600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Additional Paid-In Capital	84,400	84,400
Deficit accumulated during development stage	(69,913)	(68,713)
Total stockholders' equity	15,087	16,287
Total Liabilities and Stockholders' Equity	$25,187	$25,087

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months March 31 2018	Three Months Ended March 2017
Revenue:	$-	$-
General and Administrative expenses	1,200	1,507
Loss from operation	(1,200)	(1,507)
Other income ( expenses):

Other Income	-	1,400
Loss before Income taxes:	(1,200)	(107)
Provision for income taxes	-	-
Net Loss	$(1,200)	$(107)
Net Loss Per Shares
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	6,000,000	6,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

( UNAUDITED)

		Three Months Ended March 31, 2018		Three Months Ended March 31 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(1,200)		$(107)
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in due to shareholder		1,300		-
Net cash provided by operating activities		100		(107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash		100		(107)
		-
Cash and cash equivalents:				(48)
Beginning		87		148
Ending		187		41
	$		$
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense		$-		$-
NON-CASH TRANSACTION:		$-		$-
Issuance of common stock in exchange of real property		$-		$-

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $69,913 as of March 31, 2018, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2018, the Company had net operating loss carry forwards of $69,913 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of March 31, 2018 and December 31, 2017, the Company had outstanding balance of $10,100 and $8,800 respectively, on the line of credit.

4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2018, our total assets was $25,187 and our total liabilities were $10,110. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to March 31, 2018.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to March 31, 2018 was $69,913 for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2018.

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

None

ITEM 6. EXHIBITS

Exhibit 31.1 Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Chief Executive Officer/

/s/ Tian Jia

Chief Financial Officer

 May 6th, 2018