Form 10-Q/A
period 2018-06-30
VANJIA CORP
filed 2018-08-09
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 300,000,000 as of August 6th, 2018.

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 30, 2017
ASSETS
Current Assets
Cash and Cash equivalents	$416	$87
Total current assets	416	87
Land Held for Investment	37,500	25,000
Total Assets	$37,916	$25,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to Shareholder	$-	$8,800
Total Current Liabilities	-	8,800
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 300,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	30,000	600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Additional Paid-In Capital	84,400	84,400
Deficit accumulated during development stage	(76,484)	(68,713)
Total stockholders' equity	37,916	16,287
Total Liabilities and Stockholders' Equity	$37,916	$25,087

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

( UNAUDITED)

		Six Months Ended June 30, 2018		Six Months Ended June 30 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Revenue	-	$2,150		$-	$-	$-
General and Administrative expenses		9,921		5,218	1,200	5,111
Loss from Operation		(7,771)		(5,218)	(1,200)	(5,111)
Other Income					-
Loss before Income taxes		(7,771)		(5,218)	(1,200)	(5,111)
Provision for Income taxes				- (5,218)		-
Net Loss		$(7,771)	$		$(1,200)	$(5,111)
Net Loss Per Share-Basic and Diluted		$(0.00)		$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted		23,001.050		6,000,000	39,835,165	6,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

( UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:	Six months Ended June 30,2018	Six months Ended June 30,2017
Net Loss	(7,771)	(5,218)
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in due to shareholder	8,100	5,200
Net cash used in operating activities	329	(18)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-
Net cash provided by financing activities		-
NET CHANGE IN CASH	329	(18)
Cash and cash equivalents:
Beginning	87	148
Ending	$416	$130
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$ -	$ -
Income tax Expense	$ -	$ -
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$12,500	-
Issuance of common stock to repay shareholders loans	$16,900	-

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018

 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2017.

Organization and Nature of Business

Vanjia Corporation (formerly Vantone Realty Corporation), a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to build affordable homes in Houston, Texas. In 2018, the Company began a business to enroll students for real estate licensing courses.

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

NET INCOME( LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of June 30, 2018, the Company had net operating loss carry forwards of approximately $76,484 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE of CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 0% per annum. As of June 30, 2017 and December 31, 2016, the Company had outstanding balance of $0 on the line of credit.

4. EQUITY

On June 15, 2018, the Company issued 94,500,000 shares to the Company's CEO and director, Tian Su Hua, and 84,500,000 shares to the Company's CFO, Tian Jia, in consideration for discharge of Debts ( $16,900) owed to Tian Su Hua and Tian Jia.

On June 28,2018, the Company issued 125,000,000 shares of common stock to the Company's CFO, Tian Jia, in consideration for exchange of property located in Anderson County, Texas.

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2018, our total assets was  $37,916 and our total liabilities were $0which resulted in working capital of $37,910 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director.Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0 interest. The management believes that an existing $100,000 linecredit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to June 30, 2018.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to June 30, 2018 was $(76,484) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2018.

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

August 6, 2018