Form 10-Q
period 2018-09-30
VANJIA CORP
filed 2018-11-13
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) , as of the most practicable date: 6,000,000 as of September 30, 2018.

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

		September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and Cash equivalents		$16,162	$87
Total current assets		16,162	87
Land Held for Investment		37,500	25,000
Total Assets		$53,662	$25,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to shareholder	$	________	$8,800
Total Current Liabilities		_______	-
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 500,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017		50,000	600
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2018 and December 31, 2017		-	-
Additional Paid-In Capital		84,400	84,400
Deficit accumulated during development stage		(80,738)	(68,713)
Total stockholders' equity		53,662	16,287
Total Liabilities and Stockholders' Equity		$53,662	$25,087

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

( UNAUDITED)

	Nine Months Ended Sept.30 2018		Nine Months Ended Sept.30 2017	Three Months Ended Sept.30 2018		Three Months Ended Sept.30, 2017
Revenue	$6,064	$		$3914	$
General and Administrative expenses	(18,089)		6,752	8,168		1,534
Loss from Operations	(12,025)		(6,752)	(4,254)		(1,534)
Other income ( expenses):
Loss before Income taxes	(12,025)		(6,752)	(4,254)		(1,534)
Provision for income taxes	-		-	-		-
Net Loss	$(12,025)		$(6,752)	$(4,254)		$(1,534)
Net Loss Per Share-
Basic and Diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)
Weighted Average Shares Outstanding: Basic And Diluted	118,553,114		6,000,000	306,521,739		6,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPT. 30, 2018 AND 2017

( UNAUDITED)

	Nine Months Ended Sept. 30 2018	Nine Months Ended Sept. 30 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,025)	$(6,752)
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in due to shareholder	8,100	6,700
Net cash used in operating activities	(3,925)	(52)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,000	-
Net cash provided by financing activities	20,000	-
NET CHANGE IN CASH	16,075	(52)
Cash and cash equivalents:
Beginning	87	148
Ending	$16,162	$96
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$-	$-
Income tax Expense	$-	$-
NON-CASH TRANSACTION:
Issuance of common stock in exchange of real property	$12,500	$-
Issuance of common stock to repay shareholders loans	$16,900	$-

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2017.

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

The Company’s year-end is December 31.

Going Concern

 These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $80,738 as of September 30, 2018, and it had no revenue from operations. The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of September 30, 2018, the Company had net operating loss carry forwards of approximately $66,604 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $100,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2018 and December 31, 2017, the Company had outstanding balance of $0 and $8,800 respectively, on the line of credit.

4. EQUITY

On June 15, 2018, the Company issued 84,500,000 shares to the Company's CEO and director, Tian Su Hua, and 84,500,000 shares to the Company's CFO, Tian Jia, in consideration for discharge of debts ( $16,900) owed to Tian Su Hua and Tian Jia.

On June 28,2018, the Company issued 125,000,000 shares of common stock to the Company's CFO, Tian jia, in consideration for exchange of property located in Anderson County, Texas.

On September 28,2018, the Company issued 200,000,000 shares of common stock to the Company's CFO, Tian Jia, in consideration for $20,000 in cash.

4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2018, our current assets was $53,662 and our total liabilities were $-0- which resulted in working capital of $16,162 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $100,000 line-of-credit at -0- interest. The management believes that an existing $100,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2018

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to September 30, 2018 was $(80,728) for general and administrative expenses.

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

November 13, 2018