Form 10-K
period 2018-12-31
VANJIA CORP
filed 2019-04-02
CIK 1532383

10-K 1 vj_10k.htm

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [X ] Yes   [ ] No

 i

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2018

ii

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

HOUSTON HOPE PROGRAM

City of Houston (City) Housing and Community Development Department (HCDD) has designed the Houston HOPE to provide financial assistance to low-to-moderate income homebuyers who are in the Houston HOPE areas or any area/neighborhood designated by the Mayor of Houston for revitalization. HCDD staff will administer Houston HOPE according to the policy and procedures set forth in the administrative guidelines. Funding for Houston HOPE will be available through the HOME Investment Partnerships (HOME) Program and the American Dream Down Payment Initiative (ADDI) Houston HOPE will provide direct financial assistance to offset portions of the down payment, closing costs, pre-paid items and principal required for home purchase.,

MARKETING AND PROMOTION

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2018		Fiscal 2017
	Low	High	Low	High
First Quarter ended March 31	$14.38	$14,70	$11.89	$17.89
Second Quarter ended June 30	$14.38	$14.70	$17.89	$20.89
Third Quarter ended September 30	$14.38	$14.70	$17.01	$20.89
Fourth Quarter ended December 31	$14.38	$14.70	$11.89	$20.89

HOLDERS OF OUR COMMON STOCK

As of December 31, 2018, we had 1,130,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, our total assets was $63,191 and our total liabilities were $-0- which resulted in working capital of $25,691 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line-of-credit at 0% interest per annum. The management believes that $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2018, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 ( Inception) to December 31, 2018 was $(86,209) for general and administrative expenses.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vanjia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation ( “the Company”) as of December 31, 2018 and 2017, the related statements of operations, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that Vanjia Corporation will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2011.
Diamond Bar, California
March 26, 2019

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2018	DECEMBER 31, 2017
ASSETS
Current Assets
Cash and Cash equivalents	$25,691	$87
Total Current Assets	25,691	87

Land Held for Investment	37,500	25,000
TOTAL ASSETS	$63,191	$25,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$-	$8,800
Total Current Liabilities	-	8,800

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued and outstanding as of December 31, 2018 and 2017	-	-
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 1,130,000,000 and 6,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	113,000	600
Stock Subscription Receivable	(48,000)	-
Additional Paid-In Capital	84,400	84,400
Accumulated Deficit	(86,209)	(68,713)
Total Stockholders' Equity	63,191	16,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,191	$25,087

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue	$7,109	$-
General and Administrative Expenses	(24,605)	8,861
Loss from Operations	(17,496)	(8,861)
Loss before Income Taxes	(17,496)	(8,861)
Provision for Income Taxes	-	-
Net Loss	(17,496)	(8,861)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	257,191,781	6,000,000

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(17,496)	$(8,861)
Increase (decrease) due to shareholder	8,100	8,800
Net cash used in operating activities	(9,396)	(61)

Cash Flows From Financing Activities:
Proceeds from Issuance of Common Stock	35,000	-
Net cash provided by financing activities	35,000	-

Net increase (decrease) in cash and cash equivalents	25,604	(61)

Cash and cash equivalents
Beginning	$87	$148
Ending	25,691	87

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$-	$-
Income tax expense	$-	$-

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$16,900	$-
Issuance of common stock in exchange of real property	$12,500	$-

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBETR 31, 2018 AND 2017

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2016	6,000,000	$600	$84,400	$-	$(59,852)	$25,148
Net Loss	-	-	-	-	(8,861)	(8,861)
Balance, December 31, 2017	6,000,000	600	84,400	-	(68,713)	16,287
Issuance of common stock to repay shareholders loans on June 15, 2018	169,000,000	16,900	-	-	-	16,900
Issuance of common stock in exchange of real property on June 28, 2018	125,000,000	12,500	-	-	-	12,500
Issuance of common stock for cash on September 28, 2018	200,000,000	20,000	-	-	-	20,000
Stock subscriptions receivable	480,000,000	48,000	-	(48,000)	-	-
Issuance of common stock for cash on December 31, 2018	150,000,000	15,000	-	-	-	15,000
Net Loss	-	-	-	-	(17,496)	(17,496)
Balance, December 31, 2018	1,130,000,000	$113,000	$84,400	$(48,000)	$(86,209)	$63,191

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation (formerly Vantone Realty Corporation), a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations since its inception. The Company‘s business plan is to build affordable homes in Houston, Texas. In 2018, the Company began a business to enroll students for real estate licensing courses.

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $86,209 as of December 31, 2018, and had net loss of $17,496 for the year ended December 31, 2018.

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

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

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

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2018 and 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $86,209 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2018	2017
Current	$-	$-
Deferred	-	-
Net provision for income taxes	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2018 and 2017 are analyzed below:

	2018	2017
U.S. federal statutory income tax rate	21%	34%
Provisional re-measurement of deferred taxes	0%	(13)%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company's deferred taxes as of December 31, 2018 and 2017 were as follows:

Deferred tax asset attributable to:	December 31, 2018	December 31, 2017
Net operating loss carryover	$18,104	$14,430
Less: valuation allowance	(18,104)	(14,430)
Net deferred tax asset	$-	$-

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2018 and 2017, the Company had outstanding balance of $0 and $8,800 respectively, on the line of credit.

4. EQUITY

On June 15, 2018, the Company issued 84,500,000 shares to the Company’s CEO and director, Tian Su Hua, and 84,500,000 shares to the Company’s CFO, Tian Jia, in consideration for discharge of debts ($16,900) owed to Tian Su Hua and Tian Jia.

On June 28, 2018, the Company issued 125,000,000 shares of common stock to the Company’s CFO, Tian Jia, in consideration for exchange of property located in Anderson County, Texas.

On September 28, 2018, the Company issued 200,000,000 shares of common stock to the Company’s CFO, Tian Jia, in consideration for $20,000 in cash.

On November 29,2018, the Company issued 480,000,000 shares of common stock to the Company’s CFO, Tian Jia, for $48,000 in cash. As of December 31, 2018, the amount of 48,000 recorded as a stock subscription receivable was presented in the balance sheet as a deduction from the stockholders’ equity.

On December 31, 2018, the Company issued 150,000,000 shares of common stock to the Company’s CFO, Tian Jia, in consideration of $15,000 in cash.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2018

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2018 and 2017, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2017-18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2017-18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2018.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua Tian Jia	84,500,000 1,039,500,000	7% 92%

[1] Based on the total of 1,130,000,000 outstanding common shares as of December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	$3,500	$3,500
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,250	$7,250

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

March 27, 2019