Form 10-Q
period 2019-06-30
VANJIA CORP
filed 2019-08-16
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 June 30, 2019.

Form 10-Q Report Index

___________________________________________________________________________________________________________________________________________________

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 30, 2018
ASSETS
Current Assets
Cash and Cash equivalents	$28,157	$25,691
Total Current Assets	28,157	25,691
Land Held for Investment	742,000	37,500
Total Assets	$770,157	$63,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 8,550,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	$855,000	$113,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Stock Subscription Receivable	(48,000)	(48,000)
Additional Paid-in Capital	84,400	84,400
Accumulated Loss	(121,243)	(86,209)
Total Stockholders’ Equity	770,157	63,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,157	$63,191

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

( UNAUDITED)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenue	$22,107	$2,150	$500	$—
General and Administrative expenses	(19,641)	(9,921)	(11,173)	(1,200)
Profit/Loss from Operation	2,466	(7,771)	(10,671)	(1,200)
Impairment Loss on land held for investment	(37,500)	—	—	—
Profit before Income taxes	(35,034)	(7,771)	(10,673)	(1,200)
Provision for Income taxes	—	—	—	—
Net Profit/Loss	$(35,034)	$(7,771)	$(10,673)	$(1,200)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	8,550,000,000	23,002,050	8,550,000,000	6,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

( UNAUDITED)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit	$35,034		$(7,771)
Adjustments to reconcile net profit to net cash used in operations:
Impairment loss on land held for investment	(37,500)		8,100
Net cash used in operating activities	(2,466)		329
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities	-
NET CHANGE IN CASH	(2,466)		329
Cash and cash equivalents:
Beginning	25,691		87
Ending	28,157		$416
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses $		$
Income tax Expense $		$
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property			$12,500
Issuance of common stock shareholders loans			$16,900

The Accompanying Notes are an integral Part of the Financial Statements.

_________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2018	6,000,000	$600	$84,400	$—	$(69,913)	$(15,087)
Net Loss	—	—	—	—	(7,771)	(7,771)
Balance at June 30 ,2018	6,000,000	$600	$84,400	$—	$(77,684)	$(22,858)

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2019	8,550,000,000	$855,000	$84,400	$(48,000)	$(110,570)	$780,830
				—	—
Net Loss	—	—	—	—	(10,673)	(10,673)
Balance at June 30, 2019	8,550,000,000	$855,000	$84,400	$(48,000)	$(121,243)	$770,157

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2019

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2018.

ORGANIZATION AND NATURE OF BUSINESS

Vanjia Corporation (formerly Vantone Realty Corporation) was incorporated on August 19, 2011 in the State of Texas. The Company‘s business plan is to build affordable homes in Houston, Texas. In 2019, the Company began a business to enroll students for real estate licensing courses and doing real estate consulting services for corporate and individual clients.

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

NET INCOME ( LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of June 30, 2019, the Company had net operating loss carry forwards of approximately ($121,243)that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2019, our total assets was $770,157 and our total liabilities were $-0- which resulted in working capital of 770,157. We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line of credit with -0- interest. The management believes that an existing $1,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2018 to June 30, 2019.

Our accumulated loss since August 19, 2011 (Inception) to June 30, 2019 was $(121,243) for general and administrative expenses.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a 15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2019.

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

Vanjia Corporation

( formerly Vantone Realty Corporation)

/s/ Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Su Hua

Tian Su Hua

Chief Financial Officer

August 15,2019

 ________________________________________________________________________________________________________________________________________________