Form 10-K
period 2019-12-31
VANJIA CORP
filed 2020-03-19
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2019

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

 Indicate the number of freely tradable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of March 18, 2020

ii

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

HOME DESIGN AND DESIGN CENTERS

 We are dedicated to providing quality, well-designed homes meeting the demands of today’s home buyers. The product line offered depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure that we meet the demand in the marketplace, we will conduct qualitative and quantitative market research, including consumer focus groups after the effectiveness of this registration statement. This research will enable us to improve the linkage between the design of our homes and the community development and meet the specific lifestyle demands of our targeted home buyer. Our sources of raw building materials will mainly from local building material suppliers such as Home Depots, Lowe's. Home Depots and Lowe's are both publicly traded companies. Home Depots and Lowe's do not set a minimum purchase requirement for building materials and home appliances for homebuilders. We do not have any material contracts or exclusive agreements with Home Depots nor Lowe's.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2019		Fiscal 2018
	Low	High	Low	High
First Quarter ended March 31	$14.38	$14.70	$14.38	$14.70
Second Quarter ended June 30	$14.38	$14.70	$14.38	$14.70
Third Quarter ended September 30	$14.38	$14.70	$14.38	$14.70
Fourth Quarter ended December 31	$14.38	$14.70	$14.38	$14.70

HOLDERS OF OUR COMMON STOCK

As of December 31, 2019, we had 8,550,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, our total assets was $812,089 and our total liabilities were $-0- which resulted in working capital of $812,089 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line-of-credit at 0% interest per annum. The management believes that $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to December 31,2019, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to December 31, 2019 was $(127,311) for general and administrative expenses.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

___________________________________________________________________________________________________________________________________________________________________________________________

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Vanjia Corporation 12520 A1 Westheimer Suite 138 Houston, Texas 77077

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Total Asia Associates PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia

Date: March 18, 2020

____________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2019	DECEMBER 31, 2018
ASSETS
Current Assets
Cash and Cash equivalents	$70,089	$25,691
Total Current Assets	70,089	25,691

Land Held for Investment	742,000	37,500
TOTAL ASSETS	$812,089	$63,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$-	$-
Total Current Liabilities	-	-

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- and outstanding as of December 31, 2019 and 2018.	-	-
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized 8,550,000,000 and 1,130,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	855,000	113,000
Stock Subscription Receivable	-	(48,000)
dditional Paid-In Capital	84,400	84,400
Accumulated Deficit	(127,311)	(86,209)
Total Stockholders' Equity	812,089	63,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$812,089	$63,191

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue	$23,002	$7,109
General and Administrative Expenses	(26,604)	(24,605)
Loss from Operations	(3,602)	(17,496)
Impairment loss on land held for investment	(37,500)	-
Provision for Income Taxes	-	-
Net Loss	(41,102)	(17,496)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	8,550,000,000	257,191,781

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(41,102)	$(17,496)
Adjustments to reconcile net loss to net cash used in operations:
Impairment charges	37,500	-
Changes in operating assets and liabilities:
Increase due to shareholder	-	8,100
Net cash used in operating activities	(3,602)	(9,396)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	48,000	35,000
Net cash provided by financing activities	48,000	35,000

Net increase in cash and cash equivalents	44,398	25,604

Cash and cash equivalents
Beginning	$25,691	$87
Ending	70,089	25,691

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$-	$-
Income tax expense	$-	$-

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$-	$16,900
Issuance of common stock in exchange of real property	$742,000	$12,500

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBETR 31, 2019 AND 2018

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2017	6,000,000	$600	$84,400	$-	$(68,713)	$16,287
Issuance of common stock to repay shareholders loans on June 15, 2018	169,000,000	16,900	-	-	-	16,900
Issuance of common stock in exchange of real property on June 28, 2018	125,000,000	12,500	-	-	-	12,500
Issuance of common stock for cash on September 28, 2018	200,000,000	20,000	-	-	-	20,000
Stock subscriptions receivable	480,000,000	48,000	-	(48,000)	-	-
Issuance of common stock for cash on December 31, 2018	150,000,000	15,000	-	-	-	15,000
Net Loss	-	-	-	-	(17,496)	(17,496)
Balance, December 31, 2018	1,130,000,000	$113,000	$84,400	$(48,000)	$(86,209)	$63,191
Issuance of common stock in exchange of real property in March 2019	7,420,000,000	742,000	-	-	-	742,000
Stock Subscription	-		-	48,000	-	48,000
Net Loss	-	-	-	-	(41,102)	(41,102)
Balance, December 31, 2019	8,550,000,000	$855,000	$$84,400	$-	$(127,311)	$812,089

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation (formerly Vantone Realty Corporation), a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted limited business operations since its inception. The Company business plan is to build affordable homes in Houston, Texas. In 2018, the Company began a business to enroll students for real estate licensing courses.

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $86,209 as of December 31, 2018, and had net loss of $41,102 for the year ended December 31, 2019.

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

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $127,311 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2019	2018
Current	$-	$-
Deferred	-	-
Net provision for income taxes	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2019 and 2018 are analyzed below:

	2019	2018
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company's deferred taxes as of December 31, 2019 and 2018 were as follows:

Deferred tax asset attributable to:	December 31, 2019	December 31, 2018
Net operating loss carryover	$(26,735)	$(18,104)
Less: valuation allowance	(26,735)	(18,104)
Net deferred tax asset	$-	$-

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2019 and 2018, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

4. EQUITY

On March 31, 2019, the Board of Directors of Vanjia Corporation (the "Company") approved the issuance of shares of its Common Stock, par value $0.0001 (the "common Stock"). The shares were issued as follows: 7,420,000,000 shares of the Company’s CFO, Tian Jia, in consideration for exchange of a nursing home development site.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation were performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2019 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Position
Tian Su Hua	CEO, Director

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Su Hua, was born in Northeast China; she graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she held several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China; she has an extensive experience in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. from 2009-2011.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2019

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2019 and 2018, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2018-19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2018-19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2019

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua Tian Jia	84,500,000 8,459,792,500	0.009% 98.9%

[1] Based on the total of 8,550,000,000 outstanding common shares as of December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$3,300	$3,500
Audit-related fees	$2,500	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$5,800	$7,250

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

March 18, 2020