Form 10-Q
period 2020-03-31
VANJIA CORP
filed 2020-04-28
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 freely tradable shares as of April 28,2020.

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets
Cash and Cash equivalents	$64,698	$70,089
Total current assets
Land Held for Investment	742,000	742,000
Total Assets	$806,698	$812,089
LIABILITIES AND STOCKHOLDERS' EQUITY		-
Current Liabilities:
	$-	$-
Total Current Liabilities	-	-
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 share authorized, 8,550,000,000 and 8,550,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	855,000	855,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Additional Paid-In Capital	84,400	84,400
Stock Subscription receivable		-
Deficit accumulated during development stage	(132,702)	(127,311)
Total stockholders' equity	806,698	812,089
Total Liabilities and Stockholders' Equity	$806,698	$812,089

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Three Months March 31 2020	Three Months Ended March 2019
Revenue:	$-	$21,607
General and Administrative expenses	5,391	8,468
Income (Loss) from operation	(5,391)	13,139
Other income (expenses):

Impairment loss on land held for investment	-	(37,500)
Loss before Income taxes:	(5,391)	(24,361)
Provision for income taxes		-
Net Loss	$(5,391)	$(24,361)
Net Loss Per Shares
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	8,550,000,000	1,212,444,444

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

( UNAUDITED)

		Three Months Ended March 31, 2020		Three Months Ended March 31 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(5,391)		$(24,361)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment loss on land held for investment		-		37,500
Change in assets and liabilities:
Increase in due to shareholder
Net cash provided by operating activities		(5,391)		13,139
Net increase in cash and cash equivalents		(5,391)		13,139
Cash and cash equivalents:
Beginning		70,089		25,691
Ending		64,698		38,830
	$		$
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses		-		-
Income tax Expense		$-		$-
NON-CASH TRANSACTION:		$-		$-
Issuance of common stock in exchange of real property		$-		$742,000

Accompanying Notes are an Integral Part of the Financial Statements.

_______________________________________________________________________________________________________________________________________

VANJIA CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2018	1,130,000,000	$113,000	$84,400	$(48,000)	$(86.209)	$(63,191)
Issuance of common stock in exchange of real property	7,420,000,000	742,000				742,000
Net Loss					(24,361)	(24,361)
Balance at March 31, 2019	8,550,000,000	$855,000	$84,400	$(48,000)	$(110,570)	$780,830

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2019	8,550,000,000	$855,000	$84,400	$-	$(127,311)	$812,089

Net Loss					(5,391)	(5,391)
Balance at March 31, 2020	8,550,000,000	$855,000	$84,400	$-	$(132,702)	$806,698

The Accompanying Notes are an Integral Part of the Financial Statements.

6

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2019.

Organization and Nature of Business

Vanjia Corporation (formerly Vantone Realty Corporation) , (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The company has conducted limited business operations since its inception. The Company's business plan is to build affordable homes in Houston, Texas. In 2018, the Company has begun a business to enroll students for real estate licensing courses.

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $132,702 as of March 31, 2020, and had net loss of $5,391 for the three months ended March 31, 2020.

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

Impairment of long-lived assets

The Company reviews its long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. The Company recognized an impairment loss of $-0- on one investing property in Texas during the three months ended March 31, 2020.

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

* Identify the contract with a customer;

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

 Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2020, the Company had net operating loss carry forwards of $132,702 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of March 31, 2020 and December 31, 2019, the Company had outstanding balance of $-0- on the line of credit.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that required disclose in accordance with FASB ASC Topic 855, " Subsequent Events."

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

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to March 31, 2020.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to March 31, 2020 was $132,702 for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1 Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

April 28,2020