Form 10-Q
period 2020-06-30
VANJIA CORP
filed 2020-07-31
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State jurisdiction	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of freely tradable shares outstanding of each of the issuer's classes of common stock as of the most practicable date: 6,000,000 Shares.

Form 10-Q Report Index

___________________________________________________________________________________________________________________________________________________

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 30, 2019
ASSETS
Current Assets
Cash and Cash equivalents	$33,283	$70,089
Total Current Assets	33,283	70,089
Land Held for Investment	742,000	742,000
Total Assets	$775,283	$812,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000shares issued and outstanding as of June 30, 2020 and December 31, 2019	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Stock Subscription Receivable
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(164,117)	(127,311)
Total Stockholders’ Equity	775,283	812,089
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,283	$812,089

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue	$—	$22,107	$—	$500
General and Administrative expenses	(36,806)	(19,641)	(31,415)	(11,173)
Profit/Loss from Operation	(36,806)	2,466	(31,415)	(10,673)
Impairment Loss on land held for investment	—	(37,500)	—	—
Profit before Income taxes	(36,806)	(35,034)	(31,415)	(10,673)
Provision for Income taxes		—		—
Net Profit/Loss	$(36,806)	$(35,034)	$(31,415)	$(10,673)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(36,806)		$(35,034)
Adjustments to reconcile net profit to net cash used in operations:
Impairment loss on land held for investment	-		(37,500)
Net cash used in operating activities	(36,806)		2,466
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities	-
NET CHANGE IN CASH	(36,806)		2,466
Cash and cash equivalents:
Beginning	70,089		25,691
Ending	33,283		28,157
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses $		$
Income tax Expense $		$
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property			$-
Issuance of common stock shareholders loans			$-

The Accompanying Notes are an integral Part of the Financial Statements.

Vanjia Corporation Statement of Stockholder's Equity For the Six months ended June 30,2020 and 2019 ( unaudited)
	Common Stocks	Amount	Additional paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Stockholder's Equity
Balance at March 31,2019	30,000,000	$3,000	$936,400	$(48,000)
Net Loss					$(10,673)	$(10,673)
Balance at June 30,2019	30,000,000	$3,000	$936,400	$(48,000)	$(121,243)	$770,157
Balance at March 31, 2020	30,000,000	$3,000	$936,400	_	$(132,702)	$812,089
Net Loss					$(31,806)	$(31,806)
Balance at June 30,2020	30,000,000	$3,000	$936,400	_	$(164,117)	775,283

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2020

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

ORGANIZATION AND NATURE OF BUSINESS

Vanjia Corporation (formerly Vantone Realty Corporation) was incorporated on August 19, 2011 in the State of Texas. The Company’s business plan is to build affordable homes in Houston, Texas. In 2019, the Company began a business to enroll students for real estate licensing courses and doing real estate consulting services for corporate and individual clients.

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

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plan enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is evaluated by comparing the carrying value of the longlived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of June 30, 2020, the Company had net operating loss carry forwards of approximately ($164,117)that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

4. SIGNIFICANT EVENTS

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March and into April 2020, the economic impacts became significant. Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in United States, which would have affected the financial position, performance and cash flow of the Company as ended on the reporting date thereon. The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair values of the financial assets or liabilities and non-finance assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2020 up through the date the Company issued these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forwardlooking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forwardlooking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2020, our total assets were $775,283 and our total liabilities were $-0- which resulted in working capital of 775,283. We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line of credit with -0- interest. The management believes that an existing $1,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2019 to June 30, 2020.

Our accumulated loss since August 19, 2011 (Inception) to June 30, 2020 was $(164,117) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2020.

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

July 30,2020