Form 10-K
period 2020-12-31
VANJIA CORP
filed 2021-03-25
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer #138

(Address of principal executive offices)

1-713-898-6818

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

 Indicate the number of freely tradable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2020

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ii

 ______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 _____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

One marketing strategy will be on the grassroots level through "farming" in the targeted neighborhoods. The term "farming" implies growing something. That's what you do when you farm your local neighborhoods. You plant the seeds of future business with potential purchasers of our home homes in these targeted neighborhoods. The term "targeted neighborhoods "will be used to describe neighborhoods in which the average income of the residences matches the eligibility requirements for the Houston HOPE program. Approximately, 300-500 fliers will be printed, outlining the special features of these designated neighborhoods. We believe that the fliers will not only convey the quality of our homes, but also briefly outline the financial options available to eligible participants. We believe that the fliers will draw the attention of possible buyers, if ten percent of these filers will be posted in community hubs such as local coffee shops, school yards and church lobbies.

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

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who are in need of government-subsidized housing. By educating the Pastor about the opportunities presented by Vanjia Corporation, we can easily reach and influence many potential buyers.

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

HOME DESIGN AND DESIGN CENTERS

We are dedicated to provide quality, well-designed homes meeting the demands of today’s home buyers. The product line offered depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure that we meet the demand in the marketplace, we will conduct qualitative and quantitative market research, including consumer focus groups after the effectiveness of this registration statement. This research will enable us to improve the linkage between the design of our homes and the community development and meet the specific lifestyle demands of our targeted home buyer. Our sources of raw building materials will mainly from local building material suppliers such as Home Depots, Lowe's. Home Depots and Lowe's are both publicly traded companies. Home Depots and Lowe's do not set a minimum purchase requirement for building materials and home appliances for homebuilders. We do not have any material contracts or exclusive agreements with Home Depots nor Lowe's.

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

 __________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

COMPETITION

The home building industry is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to build new single-family homes that sell for $98,000 or more and duplexes that sell for $165,000 in these community redevelopment neighborhoods. We also face competition from existing resale homes and, to a lesser extent, condominiums and rental housing. Competitions among local homebuilders are based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw material and skilled subcontractors.

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

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2020
	Low		High
First Quarter ended March 31		$4.50	$5.25
Second Quarter ended June 30	$4.75		$5.50
Third Quarter ended September 30	$5.00		$5.75
Fourth Quarter ended December 31	$5.15		$6.00

HOLDERS OF OUR COMMON STOCK

As of December 31, 2020, we had 30,000,000 shares of our common stock issued and outstanding.

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

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 ______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Vanjia Corporation 12520 A1 Westheimer Suite 138 Houston, Texas 77077

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

Date: March 18, 2021

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS
Current Assets
Cash and Cash equivalents	$27,759	$70,089
Account Receivables	-0-	-0-
Land Held for Investment	742,000	742,000
TOTAL ASSETS	$769,759	812,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- and outstanding as of December 31, 2020 and 2019	—	—
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3,000	3,000
Stock Subscription Receivable	—	—
Additional Paid-In Capital	936,400	936,400
Accumulated Deficit	(169,641)	(127,311)
Total Stockholders' Equity	769,759	812,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$769,759	$812,089

The accompanying Notes are an integral part of the financial statements.

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Revenue	$500	$23,002
General and Administrative Expenses	(42,830)	(26,604)
Loss from Operations	(42,330)	(3,602)
Impairment loss on land held for investment		(37,500)
Provision for Income Taxes	—	—
Net Loss	(42,330)	(41,102)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(42,330)	$(41,102)
Adjustments to reconcile net loss to net cash used in operations:
Impairment charges		37,500
Changes in operating assets and liabilities:
Increase due to shareholder	—	-
Net cash used in operating activities	(42,330)	(3,602)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	—	48,000
Net cash provided by financing activities	—	48,000
	(42,330)	44,398
Net increase in cash and cash equivalents

Cash and cash equivalents
Beginning	$70,089	$25,691
Ending	27,759	70,089

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$-
Income tax expense	$—	$-

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$-
Issuance of common stock in exchange of real property		$742,000

The accompanying Notes are an integral part of the financial statements.

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

From Jan. 1, 2019 to Dec. 31, 2019
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(86,209)	111,191
Issuance of common stock in exchange of real property, shares
Issuance of common stock in exchange of real property, amount				742,000
Net loss			(41,102)	(41,102)
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(127,311)	812,089

From Jan. 1, 2020 to Dec. 31, 2020
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(127,311)	812,089
Issuance of common stock in exchange of real property, shares
Issuance of common stock in exchange of real property, amount
Net loss			(42,330)	(42,330)
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(169,641)	769,759

The accompanying Notes are an integral part of the financial statements.

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

         VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $41,102 as of December 31, 2019, and had net loss of $42,330 for the year ended December 31, 2020.

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

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of December 31,2020, the Company had net operating loss carry forwards of approximately $169,641 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2020	2019
Current	$-	$-
Deferred	-	-
Net provision for income taxes	$-	$-

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2020 and 2019 are analyzed below:

	2020	2019
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company's deferred taxes as of December 31, 2019 and 2018 were as follows:

Deferred tax asset attributable to:	December 31, 2020	December 31, 2019
Net operating loss carryover	$(42,330)	$(41,102)
Less: valuation allowance	(42,330)	(41,102)
Net deferred tax asset	$-	$-

 3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31,2020 and 2019, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

ITEM 9B. OTHER INFORMATION.

None

 __________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will be composed exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2020

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2020 and 2019, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2020	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000
Tian Jia	2020	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2020

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2020

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua Tian Jia	12,000,000 12,292,500	40% 40.97%

[1] Based on the total of 30,000,000 outstanding common shares as of December 31,2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

 DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2020	Year Ended December 31, 2020
Audit fees	$3,250	$3,250
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,000	$7,000

 PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Vanjia Corporation

/s/ Tian Jia

Tian Jia

Chief Financial Officer

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/ Director

March 25, 2021

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________