Form 10-Q
period 2021-03-31
VANJIA CORP
filed 2021-05-04
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 30,000,000 freely tradable shares as of May 3, 2021

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash equivalents	$27,170	$27,759
Total current assets
Land Held for Investment	742,000	742,000
Total Assets	$769,170	$769,759
LIABILITIES AND STOCKHOLDERS' EQUITY		—
Current Liabilities:
	$—	$—
Total Current Liabilities	—	—
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2021 and December 31, 2020	3,000	3,000
Additional Paid-In Capital
	936,400	936,400
Deficit accumulated during development stage	(170,230)	(169,641)
Total stockholders' equity	769,170	769,759
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$769,170	$769,759

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months March 31 2021	Three Months Ended March 2020
Revenue:	$4,597	$—
General and Administrative expenses	5,187	5,391
Income (Loss) from operation	(590)	(5,391)
Other income (expenses):

	—	—
Loss before Income taxes:	(590)	(5,391)
Provision for income taxes		—
Net Loss	$(590)	$(5,391)
Net Loss Per Shares
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(590)	$(5,391)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in assets and Liabilities:		—
Net cash provided by operating activities	(590)	(5,391)
Net Increase in cash and cash equivalents	(590)	(5,391)
Cash and cash equivalents:
Beginning	$27,759	$70,089
Ending	$27,170	$64,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	$—
Income Tax Expense	$—	$—

Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION
STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total Stockholder’s Equity
Balance at December 31, 2019	30,000,000	$3,000	$936,400	$—	$(127,311)	$812,089
Net Loss					(5,391)	(5,391)
Balance at March 31, 2020	30,000,000	$3,000	$936,400	$—	$(132,702)	$806,698

			Additional	Stock
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total Stockholder’s Equity
Balance at December 31, 2020	30,000,000	$3,000	$936,400	$—	$(169,641)	$769,759
Net Loss					(590)	(590)
Balance at March 31, 2021	30,000,000	$3,000	$936,400	$—	$(170,231)	$(769,170)

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2020.

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

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had net loss of $(590) as of March 31, 2021, and had net loss of $(5,391) for the three months ended March 31, 2020.

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

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2021, the Company had net operating loss carry forwards of $170,230 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of March 31, 2021 and December 31, 2020, the Company had outstanding balance of $-0- on the line of credit.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $9,800 for the next 12 months. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2021, our total assets were $769,170 and our total liabilities were $-0- We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line-of-credit at -0- interest. The management believes that an existing $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From March 31, 2020 to March 31, 2021.

During the period, we have prepared a business plan. Our accumulated loss since March 31, 20210 to March 31, 2021 was $170,230 for general and administrative expenses.

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various routine legal proceedings arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2021.

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

May 3, 2021