Form 10-Q
period 2021-06-30
VANJIA CORP
filed 2021-08-10
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2021

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer Suite 138

Houston, Texas 77077

(Address of principal executive offices)

1-713-898-6818

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Cash and Cash equivalents	$15,123	$27,759
Total Current Assets	15,123	27,759
Land Held for Investment	742,000	742,000
Total Assets	$757,123	$769,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities	—	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Stock Subscription Receivable	—	—
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(182,277)	(169,641)
Total Stockholders’ Equity	757,123	769,759
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,123	$769,759

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenue	$4,597	$—	$—	$—
General and Administrative expenses	(16,643)	(36,806)	(12,046)	(31,415)
Profit/Loss from Operation	(12,046)	(36,806)	(12,046)	(31,415)
Impairment Loss on land held for investment	—	—	—	—
Profit/Loss before Income taxes	(12,046)	(36,806)	(12,046)	(31,415)
Provision for Income taxes	—	—	—	—
Net Profit/Loss	$(12,046)	$(36,806)	$(12,046)	$(31,415)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Six Months Ended June 30, 2021	Six Months Ended June 30 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,046)	$(36,806)
Adjustments to reconcile net profit to net cash used in operations:
Impairment loss on land held for investment
Net cash used in operating activities	(12,046)	(36,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities	—	—
NET CHANGE IN CASH	(12,046)	(38,806)
Cash and cash equivalents:
Beginning	27,759	70,089
Ending	15,123	33,283
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses
Income tax Expense
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

Accompanying Notes are an Integral Part of the Financial Statements.

Vania Corporation Statement of Stockholder's Equity For the Six months ended June 30,2021 and 2020 (unaudited)

	Common Stocks	Amount	Additional paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Stockholder's Equity
Balance at March 31, 2020	30,000,000	$3,000	$936,400	$—	(132,702)	806,698
Net Loss	—	—	—	—	$(31,415)	$(31,415)
Balance at June 30,2020	30,000,000	$3,000	$936,400	$—	(164,117)	775,283

Balance at March 31, 2021	30,000,000	$3,000	$936,400	$—	(170,231)	769,170
Net Loss	—	—	—	—	(12,046)	(12,046)
Balance at June 30, 2021	30,000,000	$3,000	$936,400	$—	(182,277)	757,123

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2020.

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

The Company's year-end is December 31.

GOING CONCERN

These financial statements were prepared basedon accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $182,277 as of June 30, 2021, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and futureplan enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position, or cash flow.

2. INCOME TAXES

As of June 30, 2020, the Company had net operating loss carry forwards of approximately ($182,277)that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 0% per annum. As of June 30, 2021 and December 31, 2020, the Company had outstanding balance of $0 on the line of credit.

4. SIGNIFICANT EVENTS

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March and into April 2020, the economic impacts became significant. Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in United States, which would have affected the financial position, performance and cash flow of the Company has ended on the reporting date thereon. The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair values of the financial assets or liabilities and non-finance assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2021, our total assets were $757,123 and our total liabilities were $-0- which resulted in working capital of 757,123. We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line of credit with -0- interest. The management believes that an existing $1,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2020 to June 30, 2021. Our accumulated loss since August 19, 2011 (Inception) to June 30, 2021 was $(182,277) for general and administrative expenses.

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

 ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

August 9,2021