Form 10-Q
period 2021-09-30
VANJIA CORP
filed 2021-11-02
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No .333-179302

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) as of the most practicable date: 6,000,000 as of September 30, 2021

Form 10-Q Report Index

  VANJIA CORPORATION

BALANCE SHEETS

	September 30,2021 (Unaudited)	December 30, 2020
ASSETS
Current Assets:
Cash and Cash equivalents	$17,895	$27,759
Total current assets	17,895	27,759
Land Held for Investment	742,000	742,000
Total Assets	$759,896	$769,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to shareholder		$—
Total Current Liabilities:	—	—
Stockholders' Equity:
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional Paid-In Capital	936,400	936,400
Deficit accumulated during development stage	(179,504)	(169,641)
Total stockholders' equity	759,895	769,759
Total Liabilities and Stockholders' Equity	$759,895	$769,759

 The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

( UNAUDITED)

	Nine Months Ended Sept.30 2021	Nine Months Ended Sept.30 2020	Three Months Ended Sept.30 2021	Three Months Ended Sept.30, 2020
Revenue	$12,978	$-	$8,381	$-
General and Administrative expenses	(22,842)	(39,692)	(5,609)	(2,886)
Profit/Loss from Operations	(9,864)	(39,692)	2,772	(2,886)
Other income(s):
Impairment charges	-	-	-	-
Provision for income taxes	-	-	-	-
Net Loss	$(9,864)	$(39,692)	$2,772	$(2,886)
Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPT. 30, 2021 AND 2020

( UNAUDITED)

	Nine Months Ended Sept. 30 2021	Nine Months Ended Sept. 30 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,864)	$(39,692)
Adjustments to reconcile net loss to net cash used in operations:
Impairment charges		-
Net cash used in operating activities	(9,864)	(39,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-
Net cash provided by financing activities		-
NET CHANGE IN CASH	(9,864)	(39,692)
Cash and cash equivalents:
Beginning	27,759	70,089
Ending	$17,895	$30,397
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	$—
Income tax Expense	$—	$—

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2020

Organization and Nature of Business

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

The Company’s year-end is December 31.

Going Concern

 These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $179,504 as of September 30, 2021, and it had no revenue from operations. The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plan enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2021, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2021 and December 31, 2020, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2021, our current assets were $17,895 and our total liabilities were $-0- which resulted in working capital of $17,895 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line-of-credit at -0- interest. The management believes that an existing $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2021.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to September 30, 2021 was $179,504 for accumulated net loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2021.

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

 November 1, 2021