Form 10-K
period 2021-12-31
VANJIA CORP
filed 2022-03-11
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No .333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4771 Sweetwater Blvd, #199

Sugar Land, TX 77479

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

  Indicate the number of freely tradable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2021

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

ITEM 1: DESCRIPTION OF BUSINESS

Vanjia Corporation was incorporated in Texas on August 19, 2011. Our aim to build affordable housing in the city of Houston's designated HOPE and Workforce neighborhoods. Our future homes will have a variety of floor plans, be energy efficient, and conveniently located. We have already acquired a vacant lot in the Workforce neighborhoods. By providing affordable housing options, our future homes will enrich the communities of Houston and revitalize the local economy.

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

Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days, but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vanjia Corporation as they are able to receive up to $30,000 down payment on top of their current veteran eligibility benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

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

ITEM 3. LEGAL PROCEEDINGS

 From time to times we are involved in various legal proceedings and frivolous lawsuits arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2021
	Low		High
First Quarter ended March 31		$5.00	$5.15
Second Quarter ended June 30	$5.15		$6.75
Third Quarter ended September 30	$5.00		$5.26
Fourth Quarter ended December 31	$5.26		$5.42

 HOLDERS OF OUR COMMON STOCK

As of December 31, 2021, we had 30,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, our total assets were $771,546 and our total liabilities were $-0- which resulted in working capital of $771,546. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide $5,000,000 line-of-credit at 0% interest per annum. The management believes that $5,000,000 line-of-credit agreement from our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and shareholders of Vanjia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation, as of December 31, 2021, and the related statements of operations, changes in stockholder’s equity and cash flows for the period ended December 31, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Yusufali & Associates, LLC

 We have served as the Company’s auditor since 2021.

 Short Hills, New Jersey

March 9, 2022

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

BALANCE SHEETS VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS
Current Assets
Cash and Cash equivalents	$29,546	$27,759
Account Receivables	-0-	-0-
Land Held for Investment	742,000	742,000
TOTAL ASSETS	$771,546	769,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- and outstanding as of December 31, 2021 and 2020	—	—
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3,000	3,000
Stock Subscription Receivable	—	—
Additional Paid-In Capital	936,400	936,400
Accumulated Deficit	(167,854)	(169,641)
Total Stockholders' Equity	771,546	769,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771,546	$769,759

The accompanying Notes are an integral part of the financial statements.

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenue	$34,160	$500
General and Administrative Expenses	(32,373)	(42,830)
Profit/Loss from Operations	$1,787	$(42,330)
Impairment loss on land held for investment
Provision for Income Taxes		—
Net Loss	1,787	(42,330)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities:
Net Loss	$1,787	$(42,330)
Adjustments to reconcile net loss to net cash used in operations:
Impairment charges
Changes in operating assets and liabilities:
Increase due to shareholder	—	—
Net cash used in operating activities	1,787	(42,330)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	—
Net cash provided by financing activities	—

Net increase in cash and cash equivalents	1,787	(42,330)

Cash and cash equivalents
Beginning	$27,759	$70,089
Ending	29,546	27,759

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$—
Income tax expense	$—	$—

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$—
Issuance of common stock in exchange of real property

The accompanying Notes are an integral part of the financial statements.

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

From Jan. 1, 2020 to Dec.31,2020
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(127,311)	812,089

Net loss	-	-	(42,330)	(42,330)
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(169,641)	769,759

From Jan. 1, 2020 to Dec. 31, 2021
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(169,641)	769,759

Net Profit/ Loss	-	-	1,787	1,787
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(167,854)	771,546

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

DECEMBER 31, 2021

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation (formerly Vantone Realty Corporation), a company in the developmental stage (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The Company business plan is to build affordable homes in Houston, Texas. In 2020, the Company began a business to enroll students for real estate licensing courses.

 The Company's year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $167,854 as of December 31, 2021, and had net profit of $1,787 for the year ended December 31, 2021. The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company believes its current and future plan enable it to continue as a going concern.

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

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

2. INCOME TAXES

As of December 31,2021, the Company had net operating loss carry forwards of approximately $167,854 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2021	2020
Current	$-	$-
Deferred	-	-
Net provision for income taxes	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2021 and 2020 are analyzed below:

	2021	2020
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company's deferred taxes as of December 31, 2021 and 2020 were as follows:

Deferred tax asset attributable to:	December 31, 2021	December 31, 2020
Net operating loss carryover	$(42,330)	$(42,330)
Less: valuation allowance	—	—
Net deferred tax asset	$(42,330)	$(42,330)

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of December 31, 2021 and 2020, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation were performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2021 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2021

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2021 and 2020, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2021

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	12,000,000	40%

[1] Based on the total of 30,000,000 outstanding common shares as of December 31,2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees	$3,500	$3,250
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,250	$7,000

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

Vanjia Corporation

/s/ Tian Jia

Tian Jia

Chief Financial Officer

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/ Director

March 10,2021

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________