Form 10-Q
period 2022-03-31
VANJIA CORP
filed 2022-05-12
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 freely tradable shares as of May 12th, 2022

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash equivalents	$23,990		$29,546
Total current assets	23,990		29,546

Land Held for Investment	742,000		742,000
Total Assets	$765,990		$771,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	$—	$
Total Current Liabilities	—
Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3,000		3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2022 and December 31, 2021	—		—
Additional Paid-In Capital	936,400		936,400
Deficit accumulated during development stage	(173,410)		(167,854)
Total stockholders' equity	765,990		771,546
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$765,990		$771,546

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months March 31 2022	Three Months Ended March 2021
Revenue:	$—	$4,597
General and Administrative expenses	5,556	5,187
Income (Loss) from operation	(5,556)	(590)
Other income (expenses):

	—	—
Loss before Income taxes	(5,556)	(590)
Provision for income taxes
Net Loss	$(5,556)	$(590)
Net Loss Per Shares
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and Diluted	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,556)	$(590)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in assets and Liabilities:
Net cash provided by operating activities	(5,556)	(590)
Net Increase in cash and cash equivalents	(5,556)	(590)
Cash and cash equivalents:
Beginning	$29,546	$27,759
Ending	$23,990	$27,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	$—
Income Tax Expense	$—	$—

Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION
STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 20212 AND 2021

	Common Stock		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total Stockholder’s Equity
Balance at December 31, 2020	30,000,000	$3,000	$936,400	$—	$(167,854)	$771,546
Net Loss	-	-	-	-	(590)	(590)
Balance at March 31, 2021	30,000,000	$3,000	$936,400	$—	$(168,444)	$770,956

	Common Stock		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total Stockholder’s Equity
Balance at March 31,2021	30,000,000	$3,000	$936,400	$—	$(168,444)	$770,956
Net Loss	-	-	-	-	(5,556)	(5,556)
Balance at March 31, 2022	30,000,000	$3,000	$936,400	$—	$(173,410)	$765,990

The Accompanying Notes are an Integral Part of the Financial Statements.

         VANJIA CORPORTION

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The Company’s year-end is December 31.

 Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had net loss of $(5,556) as of March 31, 2022, and had net loss of $(590) for the three months ended March 31, 2021.

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

 Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2022, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

 2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2022, the Company had net operating loss carry forwards of $173,410 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of March 31, 2022 and December 31, 2020, the Company had outstanding balance of $-0- on the line of credit.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no subsequent events that required disclose in accordance with FASB ASC Topic 855, " Subsequent Events."

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

RESULTS OF OPERATIONS

From March 31, 2021 to March 31, 2022.

During the period, we have prepared a business plan. Our accumulated loss since March 31, 2021to March 31, 2022 was $173,410 for general and administrative expenses.

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

 Item 1A. RISK FACTORS

 We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered sales of equity securities during the quarterly period ended March 31, 2022.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 ITEM 4. MINE SAFETY DISCLOSURE

 Not applicable

 ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

Exhibit 31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

May 12,2022