Form 10-Q
period 2022-06-30
VANJIA CORP
filed 2022-08-01
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4771 Sweetwater Blvd, Unit 199

Sugar Land, Texas 77479

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

 Indicate the number freely tradable of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000.

Form 10-Q Report Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$21,698	$29,546
Total Current Assets	21,698	29,546
Land Held for Investment	742,000	742,000
Total Assets	$763,698	$771,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities	—	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, -0- issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Stock Subscription Receivable	—	—
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(175,702)	(167,854)
Total Stockholders’ Equity	763,698	771,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,698	$771,546

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

		Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022
Revenue	$		$4,597	$—	$—
General and Administrative expenses		7,848	16,643	2,292	12,046
Profit/Loss from Operation		(7,848)	(12,046)	(2,292)	(12,046)
		—	—	—	-
Profit/Loss before Income taxes		(7,848)	(12,046)	(2,292)	(12,046)
Provision for Income taxes			—
Net Profit/Loss		$(7,848)	$(12,046)	$(2,292)	$(12,046)
Net Loss Per Share-Basic and Diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted		30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,848)	$(12,046)
Adjustments to reconcile net profit to net cash used in operations:

Net cash used in operating activities	(7,848)	(12,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	(7,848)	(12,046)
Cash and cash equivalents:
Beginning	29,546	27,759
Ending	21,698	15,123
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total Stockholder’s Equity
Balance at March 31, 2021	30,000,000	$3,000	$936,400	$—	(170,231)	769,170
Net Loss	—	—	—		$(12,046)	$(12,046)
Balance at June 30,2021	30,000,000	$3,000	$936,400	$—	(182,277)	757,123

Balance at March 31, 2022	30,000,000	$3,000	$936,400	$—	(167,854)	755,850
Net Loss	—	—	—		(7,848)	(7,848)
Balance at June 30, 2022	30,000,000	$3,000	$936,400	$—	(175,702)	763,698

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2022

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 20201.

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

The Company's year-end is December 31.

GOING CONCERN

These financial statements were prepared based on accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $175,702 as of June 30, 2022, and it had no revenue from operations.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2022

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

2. INCOME TAXES

As of June 30, 2022, the Company had net operating loss carry forwards of approximately ($175,702) that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 0% per annum. As of June 30, 2022 and December 31, 2021, the Company had outstanding balance of $0 on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company issued these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes forwardlooking statements that reflect our current views with respect to future events and financial performance. Forwardlooking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forwardlooking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

The following table shows the projection of our building activities for three years:

	1st Year milestone	2nd Year milestone	3rdyear milestone
Number of residential homes	2-3 homes	3-5 homes	5-8 homes
Location of new residential homes	Houston, Texas	Houston, Texas	Houston, Texas
Estimated cost for each milestone	$100,000	$200,000	$300,000

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2022, our total assets were $763,698 and our total liabilities were $-0- which resulted in working capital of 763,698 We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line of credit with -0- interest. The management believes that an existing $5,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2021 to June 30, 2022, our accumulated loss since August 19, 2011 (Inception) to June 30, 2021 was $(175,702) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2022.

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

August 1, 2022