Form 10-Q
period 2022-09-30
VANJIA CORP
filed 2022-11-08
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4771 Sweetwater Blvd, #199

Sugar Land, Texas 77479

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) as of the most practicable date: 6,000,000 as of September 30, 2022.

Form 10-Q Report Index

 VANJIA CORPORATION

BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and Cash equivalents	$20,148	$29,546
Total current assets	20,148	29,546
Land Held for Investment	742,000	742,000
Total Assets	$762,148	$771,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:		—
Due to shareholder		$—
Total Current Liabilities:	—
Stockholders' Equity:
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional Paid-In Capital	936,400	936,400
Deficit accumulated during development stage	(177,252)	(167,854)
Total stockholders' equity	762,148	771,546
Total Liabilities and Stockholders' Equity	$762,148	$771,546

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

( UNAUDITED)

	Nine Months Ended Sept.30 2022	Nine Months Ended Sept.30 2021	Three Months Ended Sept.30 2022	Three Months Ended Sept.30, 2021
Revenue	$—	$12,978	$—	$8,381
General and Administrative expenses	(9,398)	(22,842)	(1,550)	(5,609)
Loss from Operations	(9,398)	(9,864)	(1,550)	2,772
Other income(s):	—	—	—	—

Provision for income taxes	—	—	—	—
Net Loss	$(9,398)	$(9,864)	$(1,550)	$2,772
Net Loss Per Share-	—	—	—	—
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPT. 30, 2022 AND 2021

( UNAUDITED)

	Nine Months Ended Sept. 30 2022	Nine Months Ended Sept. 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:	—	—
Net Loss	$(9,398)	$(9,864)
Adjustments to reconcile net loss to net cash used in operations:	—	—

Net cash used in operating activities	(9,398)	(9,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—
Net cash provided by financing activities	—	—
NET CHANGE IN CASH	(9,398)	(9,864)
Cash and cash equivalents:
Beginning	29,546	27,759
Ending	$20,148	$17,895
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	$—
Income tax Expense	$—	$—

The Accompanying Notes are an integral Part of the Financial Statements.

Vania Corporation Statement of Stockholder's Equity For the Six months ended September 30,2022 and 2021 (unaudited)

	Common Stocks	Amount	Additional paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Stockholder's Equity
Balance at June 30,2021	30,000,000	$3,000	$936,400	$—	(182,277)	751,123
Net Loss	—	—	—		$2,772	$2,772
Balance at September 30,2021	30,000,000	$3,000	$936,400	$—	(179,505)	759,895

Balance at June 30,2022	30,000,000	$3,000	$936,400	$—	(175,702)	763,698
Net Loss	—	—	—		(1,550)	(1,550)
Balance at September 30,2022	30,000,000	$3,000	$936,400	$—	(177,252)	762,148

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included Form 10-K for the year ended December 31, 2021.

Organization and Nature of Business

Vanjia Corporation (formerly Vantone Realty Corporation), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted business operations. The Company‘s business plan is to build affordable homes in Houston, Texas. In 2018, the Company began a business to enroll students for real estate licensing courses.

The Company’s year-end is December 31.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $177,252 as of September 30, 2022, and it had no revenue from operations. The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plan enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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
SEPTEMBER 30, 2022.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2022, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022.

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of September 30, 2022, the Company had an accumulated deficit of $177,252 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $1,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2022 and December 31, 2021, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30,2022 up through the date the Company issued these

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2022, our current assets were $20,148 and our total liabilities were $-0- which resulted in working capital of $20,148. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $1,000,000 line-of-credit at -0- interest. The management believes that an existing $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2022.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to September 30, 2022 was $177,252 for accumulated net loss.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2022.

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

November 7,2022