Form 10-K
period 2022-12-31
VANJIA CORP
filed 2023-02-27
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2022

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

Non-accelerated Filer [ ]                    Small Reportingcompany [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of freely tradable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2022.

ii

PART 1

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performances or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who need of government-subsidized housing. By educating the Pastor about the opportunities presented by Vanjia Corporation, we can easily reach and influence many potential buyers.

Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days, but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vanjia Corporation as they receive up to $30,000 down payment on top of their current veteran eligibility benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

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

COMPETITION

The home building industry is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate to build new single-family homes that sell for $98,000 or more and duplexes that sell for $165,000 in these community redevelopment neighborhoods. We also face competition from existing resale homes and, to a lesser extent, condominium and rental housing. Competitions among local homebuilders are based on interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw material and skilled subcontractors.

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

ITEM 2. PROPERTIES

 We owned one developmental lot in Palestine, Texas.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2022
	Low		High
First Quarter ended March 31		$5.00	$5.17
Second Quarter ended June 30	$5.00		$5.17
Third Quarter ended September 30	$5.00		$5.18
Fourth Quarter ended December 31	$5.13		$5.18

 HOLDERS OF OUR COMMON STOCK

As of December 31, 2022, we had 30,000,000 shares of our common stock issued and outstanding.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $7,500 for the next 12 months. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarters and current reports with respect to our business and financial condition.

CREATE OUR CORPORATE WEBSITE- It is part of our business plan to have our website. A website can convey our corporate images and services to our potential customers. We believe our estimated cost of $1,250 will be sufficient to cover our projected expense for website design.

SURVEYOR'S FEES- We are required to obtain surveyors' services related to subdivision of land. Our estimated cost for a surveyor' services will be $3,500. The Planning Commission for the City of Houston is responsible for the review and approval of application for subdivision of land.

ARCHITECT DRAWINGS- We are required to obtain several sets of architect drawings in connection with our proposed construction projects. We estimated the cost for architect drawings will be $3,000 to $3,500 per year.

PROJECT CONSULTANTS- Once we have obtained the necessary building permits from the City of Houston, we will be ready to build our residential homes. We will require to hire project consultants to monitor the quality control of our construction projects. We intend to spent $3,000 to $3,500 annually for project consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, our total assets were $760,134 and our total liabilities were $-0- which resulted in working capital of $760,134. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide $5,000,000 line-of-credit at 0% interest per annum. The management believes that $5,000,000 line-of-credit agreement from our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director. In addition, we regularly conduct real estate training and consulting services for start-up companies for IPO, these services will generate revenues and regular cash-flows for the year 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Stockholders of Vanjia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (the "Company") as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for two Years ended December 31, 2022 and 2021, and the related notes ( collectively referred to a the financial statements), In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2022 and 2021, and the results of its operations and its cash flows for the two period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Yusufali & Associates, LLC

Certified Public Accountants

We have served as the Company auditor since 2021.

Short Hills, New Jersey

February 27, 2023

VANJIA CORPORATION

BALANCE SHEETS VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Current Assets
Cash and Cash equivalents	$18,134	$29,546
Account Receivables	-0-	-0-
Land Held for Investment	742,000	742,000
TOTAL ASSETS	$760,134	771,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- an outstanding as of December 31, 2022 and 2021	—	—
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3,000	3,000
Stock Subscription Receivable	—	—
Additional Paid-In Capital	936,400	936,400
Accumulated Deficit	(179,266)	(167,854)
Total Stockholders' Equity	760,134	771,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,134	$771,546

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Revenue	$—	$34,160
General and Administrative Expenses	(11,412)	(32,373)
Profit/Loss from Operations	$(11,412)	$1,787
Impairment loss on land held for investment
Provision for Income Taxes	—	—
Net Loss	(11,412)	1,787

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(11,412)	$1,787
Adjustments to reconcile net loss to net cash used in operations:	—	—
Impairment charges	—	—
Changes in operating assets and liabilities:		—
Increase due to shareholder	—	—
Net cash used in operating activities	(11,412)	1,787

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	—	—
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	(11,412)	1,787

Cash and cash equivalents
Beginning	$29,546	$27,759
Ending	18,134	29,546

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$—
Income tax expense	$—	$—

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$—
Issuance of common stock in exchange of real property	—	—

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity

From January 1,2021 to Dec. 31, 2021
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(169,641)	769,759
Net Profit/Loss	-	-	1,787	1,787
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(167,854)	771,546

From January 1, 2022 to Dec. 31, 2022
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(167,854)	771,546
Net Profit/Loss	-	-	(11,412)	(11,412)
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(179,266)	760,134

 The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation, a company was incorporated on August 19, 2011 in the State of Texas. The Company business plan is to build affordable homes in Houston, Texas. In 2023, the Company began a business to enroll students for real estate licensing courses.

 The Company's year-end is December 31.

Note 1: Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $179,266 as of December 31, 2022, and had net Loss of ($11,412) for the year ended December 31, 2022. The Company faces all the risks common to most start-up companies, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company believes its current plans, Line of Credit will enable it to continue as a going concern.

Note 2: Use of Estimates

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

Note 3: Cash and Cash equivalent

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Note 4: Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2022 and 2021, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Note 5: Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all the deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Note 5: INCOME TAXES

As of December 31,2022, the Company had net operating loss carry forwards of approximately $179,266 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2022	2021
Current	$—	$—
Deferred	—	—
Net provision for income taxes	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2022 and 2021 are analyzed below:

	2022	2021
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company's deferred taxes as of December 31, 2021 and 2020 were as follows:

Deferred tax asset attributable to:	December 31, 2022	December 31, 2021
Net operating loss carryover	$(11,412)	$(42,330)
Less: valuation allowance	—	—
Net deferred tax asset	$(11,412)	$(42,330)

Note 6: LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 3% per annum. As of December 31, 2022 and 2021, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

Note 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation were performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2022 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignations or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

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

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2022

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2022 and 2021, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 12 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 EMPLOYMENT AGREEMENT

There are currently no employment agreements or other contracts or arrangements with our Officer or Director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officer, Director or Consultants that would result from the resignation, retirement or any other termination of any of our Directors, officers or consultants. Most business activities to date have been undertaken by our Chief Executive Officer and other individual retained as independent contractors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2022.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	12,000,000	40%

[1] Based on the total of 30,000,000 outstanding common shares as of December 31,2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees	$3,500	$3,500
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,250	$7,250

 PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

PART IV

EXHIBIT INDEX

DESCRIPTION
Ex.3.1	Article of Incorporation **
Ex.3.2	By-Laws of Registrant**
Ex.5.1	Legality Opinion of the securities being registered**
Ex.10.1	Line of Credit**
Ex.14.1	Code of Ethics**
Ex.23.1	Consent of Yusufali & Associates Certified Public Accountant**
Ex.99.1	Subscription Agreement**
Ex.99.2	General Warranty Deed**
Ex.32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex.31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** Previously filed**

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

February 27,2023