Form 10-Q
period 2023-06-30
VANJIA CORP
filed 2023-08-14
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

1-832-289-3209

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

Form 10-Q Report Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$12,425	$18,134
Account Receivables	75,000	0
Land Held for Investment	742,000	742,000
Total Assets	$829,425	$760,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities	—	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Stock Subscription Receivable	—	—
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(109,975)	(179,266)
Total Stockholders’ Equity	829,425	760,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,425	$760,134

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenue	$75,500	$—	$50,000	$—
General and Administrative expenses	6,209	7,848	4,509	2,292
Profit/Loss from Operation	69,291	(7,848)	45,491	(2,292)
		—		—
Profit/Loss before Income taxes	69,291	(7,848)	45,491	(2,292)
Provision for Income taxes		—
Net Profit/Loss	$69,291	$(7,848)	$45,491	$(2,292)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$69,291	$(7,848)
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables	(75,000)	—
Net cash used in operating activities	5,709	(7,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	5,709	(7,848)
Cash and cash equivalents:
Beginning	18,134	29,546
Ending	12,425	21,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31,2021	30,000,000	$3,000	$936,400	$—	(167,854)	755,850
Net Profit/Loss	—	—	—		$(7,848)	(7,848)
Balance at June 30,2022	30,000,000	$3,000	$936,400	$—	(175,702)	763,698

Balance at June 30,2022	30,000,000	$3,000	$936,400	$—	(175,702)	763,698
Net Profit/Loss	—	—	—		65,727	65,727
Balance at June 30,2023	30,000,000	$3,000	$936,400	$—	(109,975)	829,425

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 3023

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2022.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2023, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or any deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position, or cash flow.

2. INCOME TAXES

As of June 30, 2023, the Company had net operating loss carry forwards of approximately ($175,702) that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 0% per annum. As of June 30, 2023 and December 31, 2022, the Company had outstanding balance of $0 on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued these financial statements.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $6,500 for the next 12 months. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarters and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act re

CREATE OUR CORPORATE WEBSITE- It is part of our business plan to have our website. A website can convey our corporate images and services to our potential customers. We believe our estimated cost of $1,250 will be sufficient to cover our projected expense for website design.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2023, our total assets were $829,425 and our total liabilities were $-0- which resulted in working capital of 829,425.We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line of credit with -0- interest. The management believes that an existing $5,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2022 to June 30, 2023, our accumulated loss since August 19, 2011 (Inception) to June 30, 2023 was $(109,975) for general and administrative expenses.

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

August 14, 2023