Form 10-Q
period 2023-09-30
VANJIA CORP
filed 2023-11-08
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) as of the most practicable date: 6,000,000 as of September 30, 2023.

Form 10-Q Report Index

VANJIA CORPORATION

BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$17,213	$18,134
Account Receivable	68,985	—
Total Current Assets:	86,198	18,134
Land Held for Investment	742,000	742,000
Total Assets	$828,198	$760,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:	—	—
Due to shareholder	—	$—
Total Current Liabilities:	—	—
Stockholders' Equity:
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional Paid-In Capital	936,400	936,400
Deficit accumulated during development stage	(111,202)	(179,266)
Total stockholders' equity	828,198	760,134
Total Liabilities and Stockholders' Equity	$828,198	$760,134

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022-

( UNAUDITED)

	Nine Months Ended Sept.30 2023	Nine Months Ended Sept.30 2022	Three Months Ended Sept.30 2023	Three Months Ended Sept.30, 2022
Revenue	$75,500	$—	$—	$—
General and Administrative expenses	(7,436)	(9,398)	(1,227)	(1,550)
Loss from Operations	68,064	(9,398)	(1,227)	(1,550)
Other income(s):
Provision for income taxes	—	—	—	—

Net Loss	$68,064	$(9,398)	$(1,227)	$(1,550)
Net Loss Per Share-	—	—	—	—
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPT. 30, 2023 AND 2022

( UNAUDITED)

	Nine Months Ended Sept. 30 2023		Nine Months Ended Sept. 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit	$68,064		$(9,398)
Adjustments to reconcile net loss to net cash used in operations:			—
Account Receivables	(68,985)
Net cash used in operating activities	(921)		(9,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock:			—
Net cash provided by financing activities			—
NET CHANGE IN CASH	(921)		(9,398)
Cash and cash equivalents:
Beginning	18,134		2,958
Ending	$17,213		$20,148
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$-		$-
Income tax Expense		$-	$-

The Accompanying Notes are an integral Part of the Financial Statements.

Vania Corporation Statement of Stockholder's Equity For the Six months ended September 30,2023 and 2022 (unaudited)

	Common Stocks	Amount	Additional paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Stockholder's Equity
Balance at June 30,2022	30,000,000	$3,000	$936,400	$—	(175,702)	763,698
Net Loss	—	—	—	—	$(1,550)	$(1,550)
Balance at September 30,2022	30,000,000	$3,000	$936,400	$—	(177,252)	762,148

Balance at June 30,2023	30,000,000	$3,000	$936,400	$—	(109,975)	829,425
Net Loss	—	—	—		(1,227)	(1,227)
Balance at September 30,2023	30,000,000	$3,000	$936,400	$—	(111,202)	828,198

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023.

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
SEPTEMBER 30, 2023.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023.

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of September 30, 2022, the Company had an accumulated deficit of $111,202.00 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2023 and December 31, 2022, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30,2023 up through the date the Company issued these financial statements.

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

ARCHITECT DRAWINGS- We are required to obtain several sets of architect drawings in connection with our proposed construction projects. We estimated the cost for architect drawings will be $5,000 to $7,500 per year.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, our current assets were $17,213.00and our total liabilities were $-0- which resulted in working capital of $17,213.00. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line-of-credit at -0- interest. The management believes that an existing $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From August 19, 2011 (Inception) to September 30, 2023.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since August 19, 2011 (Inception) to September 30, 2023 was $111,202.00 for accumulated net loss.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2023.

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

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer

/s/ Tian Jia

Tian Jia

Chief Financial Officer/Director

November 6, 2023

______________________________________________________________________________________________________________________________________________________________________________________________________________________