Form 10-K
period 2023-12-31
VANJIA CORP
filed 2024-03-27
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2023

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

Indicate the number of freely tradeable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,000,000 as of December 31, 2023.

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Ii

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate to complying with applicable building codes and zoning laws in our remodeling and building activities. As of December 31, 2023, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

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

ITEM 3. LEGAL PROCEEDINGS

 From time to times, we are involved in various legal proceedings and frivolous lawsuits arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2023
	Low	High
First Quarter ended March 31	$5.55	$5.80
Second Quarter ended June 30	$6.18	$6.66
Third Quarter ended September 30	$5.00	$5.30
Fourth Quarter ended December 31	$3.00	$5.00

 HOLDERS OF OUR COMMON STOCK

As of December 31, 2023, we had 30,000,000 shares of our common stock issued and outstanding.

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

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our total assets were $833,553 and our total liabilities were $-0- which resulted in working capital of $833,553. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide $5,000,000 line-of-credit at 0% interest per annum. The management believes that $5,000,000 line-of-credit agreement from our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director. In addition, we regularly conduct real estate training and consulting services for start-up companies for IPO, these services will generate revenues and regular cash-flows for the year 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Stockholders ofVanjia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets ofVanjia Corporation (the "Company") as of December 31, 2023 and 2022, and the related statements of operations, stockholders' equity, and cash flows for two Years ended December 31, 2023 and 2022, and the related notes ( collectively referred to as the financial statements), In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023 and 2022, and the results ofits operations and its cash flows for the periods ended December 31, 2023, and December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Yusufali & Associates, LLC

Certified Public Accountants

Short Hills, New Jersey 07078

March 25, 2024

We have served as the Company auditor since 2021.

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2023	DECEMBER 31, 2022
ASSETS
Current Assets
Cash and Cash equivalents	$22,568	$18,134
Account Receivables	68,985	0
Land Held for Investment	742,000	742,000
TOTAL ASSETS	$833,553	760,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- an outstanding as of December 31, 2023 and 2022	0	0
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,000	3,000
Stock Subscription Receivable		—
Additional Paid-In Capital	936,400	936,400
Accumulated Deficit	(105,847)	(179,266)
Total Stockholders' Equity	833,553	760,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$833,553	$760,134

The accompanying Notes are an integral part of the financial statements.

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue	$82,720	$—
General and Administrative Expenses	(9,301)	(11,412)
Profit/Loss from Operations	$73,419	$(11,412)
Impairment loss on land held for investment
Provision for Income Taxes		—
Net Loss	73,419	(11,412)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows from Operating Activities:
Net Profit/ Loss	$73,419	$(11,412)
Adjustments to reconcile net loss to net cash used in operations:		—
Account Receivable	(68,985)	—
Changes in operating assets and liabilities:
Increase due to shareholder		—
Net cash used in operating activities	4,434	(11,412)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock		—
Net cash provided by financing activities		—

Net increase in cash and cash equivalents	4,434	(11,412)

Cash and cash equivalents
Beginning	$18,134	$29,546
Ending	22,568	18,134

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$—
Income tax expense	$—	$—

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$—
Issuance of common stock in exchange of real property	—	—

The accompanying Notes are an integral part of the financial statements.

 ______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity

From January 1,2021 to Dec. 31, 2022
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(167,854)	771,546
Net Profit/Loss	—	—	(11,412)	(11,412)
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(179,266)	760,134

From January 1, 2022 to Dec. 31, 2023
Beginning Balance, Shares	30,000,000
Beginning Balance, Amount	3,000	936,400	(179,266)	760,134
Net Profit/Loss	—	—	73,419	73,419
Ending Balance, Shares	30,000,000
Ending Balance, Amount	3,000	936,400	(105,847)	833,553

 The accompanying Notes are an integral part of the financial statements.

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation, a company was incorporated on August 19, 2011 in the State of Texas. The Company business plan is to build affordable homes in Houston, Texas. In 2023, the Company began a business to enroll students for real estate licensing courses.

 The Company's year-end is December 31.

Note 1: Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $105,847. As of December 31, 2022, and had net profit of $73,419 for the year ended December 31, 2023. The Company faces all the risks common to most start-up companies, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company believes its current plans, Line of Credit will enable it to continue as a going concern.

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

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 4: Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2023 and 2022, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial positions or cash flow.

Note 5: INCOME TAXES

As of December 31,2023, the Company had net operating loss carry forwards of approximately $105,847 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2023	2022
Current	$—	$—
Deferred	—	—
Net provision for income taxes	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2023 and 2022 are analyzed below:

	2023	2022
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 were as follows:

Deferred tax asset attributable to:	December 31, 2023	December 31, 2022
Net operating loss carryover	$(11,412)	$(11,412)
Less: valuation allowance	-	-
Net deferred tax asset	$(11,412)	$(11,412)

Note 6: LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 3% per annum. As of December 31, 2023 and 2022, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

Note 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

 BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Su Hua, was born in Northeast China; she graduated with a three years Diploma of Accountancy in China. From 1964-1985, she held several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China; she has an extensive experience in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. from 2009-2011.

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

 __________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2023

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2023 and 2022, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 12 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2023

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2023.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	12,000,000	40%

[1] Based on the total of 30,000,000 outstanding common shares as of December 31,2023.

________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees	$3,500	$3,500
Audit-related fees	$3,750	$3,750
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,250	$7,250

 PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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
** Previously filed**

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

March 5, 2024

1

_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________