Form 10-Q
period 2024-06-30
VANJIA CORP
filed 2024-08-08
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

 Latest developments as of June 30, 2024. Our stock is currently trading at the OTC market, ticker symbol: VNJA. The management plans to uplist our stock to NYSE or NASDAQ. We are working to meet the qualitative and quantitative listing requirements for NYSE and NASDAQ. The management seeks to explore other source of revenue includes but not limited to all real estate related activities such as mortgage originations, real estate brokerages, and other financial related fields. We are expanding our shareholders base up to 400 shareholders as part of NYSE or NASDAQ’s listing requirements. We are cordially invited to purchase shares at the OTC market.

Form 10-Q Report Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash	$73,290	$22,568
Account Receivables	50,000	68,985
Land Held for Investment	742,000	742,000
Total Assets	$865,290	$833,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—
Total Current Liabilities	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of June 30, 2024 and December 31, 2023	—
Stock Subscription Receivable	—
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(74,110)	(105,847)
Total Stockholders’ Equity	865,290	833,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$865,290	$833,553

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenue	$50,000	$75,500	$50,000	$50,000
General and Administrative expenses	(18,264)	(6,209)	(8,725)	(4,509)
Profit/Loss from Operation	31,736	69,291	41,275	45,491

Profit/Loss before Income taxes	31,736	69,291	41,275	45,491
Provision for Income taxes
Net Profit/Loss	$31,736	$69,291	$41,275	$45,491
Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$31,736	$69,291
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables	64,122	(75,000)
Net cash used in operating activities	95,858	(5,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	95,858	(5,709)
Cash and cash equivalents:
Beginning	22,568	18,134
Ending	73,290	12,425
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Stock	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31,2022	30,000,000	$3,000	$936,400	$—	(179,266)	760,134
Net Profit/Loss	—	—	—		$69,291	69,291
Balance at June 30,2023	30,000,000	$3,000	$936,400	$—	(109,975)	829,425

Balance at December 30,2023	30,000,000	$3,000	$936,400	$—	(109,975)	833,553
Net Profit/Loss	—	—	—		35,865	35,865
Balance at June 30,2024	30,000,000	$3,000	$936,400	$—	(74,110)	865,290

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 3024

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2023.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2024.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2024, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of June 30, 2024, the Company had net operating loss carry forwards of approximately ($74,110) that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 2% per annum. As of June 30, 2024 and December 31, 2023, respectively, the Company had outstanding balance of $0 on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2024, our total assets were $865,290 and our total liabilities were $-0- which resulted in working capital of 865,290. We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line of credit with 2% interest. The management believes that an existing $5,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months.

From December 31, 2023 to June 30, 2024, our accumulated loss since was $ (74,110) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2024.

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

August 7, 2024