Form 10-Q
period 2024-09-30
VANJIA CORP
filed 2024-11-12
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 arelle

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) as of the most practicable date: 6,000,000 as of September 30, 2024.

VANJIA CORPORATION

Balance Sheets

	September	December
	30,	31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$71,590	$22,568
Account Receivables	50,000	68,985
Land Held for Investment	742,000	742,000
Total Assets	$863,590	$833,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—
Total Current Liabilities	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Stock Subscription Receivable	—	—
Additional Paid-in Capital	$936,400	$936,400
Accumulated Loss	(75,810)	(105,847)
Total Stockholders’ Equity	863,590	833,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$863,590	$833,553

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

Statements of Operations

For the nine months ended September 30,2024 and 2023

(Unaudited)

	Nine	Nine	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue	$50,000	$75,500	$-	$-
General and Administrative expenses	19,964	7,436	1,699	1,227
Profit/Loss from Operation	30,036	68,064	(1,699)	(1,227)

Profit/Loss before Income taxes	30,036	68,064	(1,699)	(1,227)
Provision for Income taxes
Net Profit/Loss	$30,036	$68,064	$(1,699)	$(1,227)
Net Loss Per Share- Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

Statement of Changes in Equity

For the Nine Months Ended Sept.30,2024 and 2023

(unaudited)

	Common Stock	Amount	Additional Paid in	Stock Subscription	Accumulated	Total Stockholder’s Equity
			Capital	Receivable	Deficit
Balance at December 31,2022	30,000,000	$3,000	$936,400	$—	(179,266)	765,990
Net Profit/Loss	—	—	—		$67,563	67,563
Balance at March 31,2023	30,000,000	$3,000	$936,400	$—	(111,703)	833,553
Net Profit/Loss	—	—	—	—	69,291	69,291
Balance at June 30,2023	30,000,000	$3,000	$936,400	$—	(42,412)	902,844
Net Profit/Loss	—	—	—	—	(1,227)	(1,227)
Balance at September 30,2024	30,000,000	$3,000	$936,400	$—	(43,639)	901,617

Balance at December 30,2023	30,000,000	$3,000	$936,400	$—	(105,847)	833,553
Net Profit/Loss	—	—	—		(9,539)	(9,539)
Balance at March 30,2024	30,000,000	$3,000	$936,400	$—	(115,386)	824,014
Net Profit/Loss	—	—	—		41,275	41,275
Balance at June 30,2024	30,000,000	$3,000	$936,400	$—	(74,111)	865,289
Net Profit/Loss	—	—	—		(1,699)	(1,699)
Balance at September 30,2024	30,000,000	$3,000	$936,400	$—	(75,810)	863,590

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

Statement of Cashflow

For the Nine Months Ended Sept.30,2024 and 2023

(unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30,	30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$30,036	$68,064
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables	18,985	(68,985)
Net cash used in operating activities	49,022	(921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	49,022	(921)
Cash and cash equivalents:
Beginning	22,568	18,134
Ending	71,590	17,213
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included Form 10-K for the year ended December 31, 2023.

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
SEPTEMBER 30, 2024.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2024, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024.

2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of September 30, 2024, the Company had an accumulated deficit of $75,810.00 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2024 and December 31, 2023, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30,2024 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, our current assets were $121,590.00 and our total liabilities were $-0- which resulted in working capital of $121,590.00 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line-of-credit at -0-% interest. The management believes that an existing $1,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From December 31, 2023 to September 30, 2024.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since December 31,2023 to September 30, 2024 was $75,810.00 for accumulated net loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2024.

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

November 7th,2024