Form 10-K
period 2024-12-31
VANJIA CORP
filed 2025-04-15
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

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

Indicate the number of freely tradeable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 30,000,000 as of December 31, 2024.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2024
	Low	High
First Quarter ended March 31	$3.00	$6.00
Second Quarter ended June 30	$6.00	$6.25
Third Quarter ended September 30	$5.00	$6.50
Fourth Quarter ended December 31	$3.00	$4.00

 HOLDERS OF OUR COMMON STOCK

As of December 31, 2024, we had 30,000,000 shares of our common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our total assets were $864,889 and our total liabilities were $-0- which resulted in working capital of $864,889. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide $5,000,000 line-of-credit at 0% interest per annum. The management believes that $5,000,000 line-of-credit agreement from our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditures will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director. In addition, we regularly conduct real estate training and consulting services for start-up companies for IPO, these services will generate revenues and regular cash-flows for the year 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

VANJIA CORPORATION.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (the ‘Company’) as of December 31, 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(119,790), net loss of $(13,943).These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 11, 2025

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2024	DECEMBER 31, 2023
ASSETS
Current Assets
Cash and Cash equivalents	$72,889	$22,568
Account Receivables	4,720	68,985
Land Held for Investment	—	742,000
TOTAL ASSETS	$77,609	833,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Other Payable	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- an outstanding as of December 31, 2024 and 2023	—	—
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,000	3,000
Stock Subscription Receivable	—	—
Additional Paid-In Capital	194,399	936,400
Accumulated Deficit	(119,790)	(105,847)
Total Stockholders' Equity	77,609	833,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,609	$833,553

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Revenue	$—	$82,720
General and Administrative Expenses	(13,943)	(9,301)
Profit/Loss from Operations	$(13,943)	$73,419

Provision for Income Taxes
Net Profit	(13,943)	73,419

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash Flows from Operating Activities:
Net Profit/ (Loss)	$(13,943)	$73,419
Adjustments to reconcile net loss to net cash used in operations:
Account Receivable	64,265	(68,985)
Changes in operating assets and liabilities:
Increase due to shareholder
Net cash used in operating activities	50,321	4,434

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock
Net cash provided by financing activities

Net increase in cash and cash equivalents	50,321	4,434

Cash and cash equivalents
Beginning	$22,568	$18,134
Ending	72,889	22,568

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$—
Income tax expense	$—	$—

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$—
Issuance of common stock in exchange of real property	—	—

The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORATION

Statement of Changes in Equity

For the Twelve Months Ended Dec, 2024 and 2023

(audited)_

	Common Stock	Amount	Additional Paid in	Stock Subscription	Accumulated	Total Stockholder’s Equity
Capital
Balance at De 31,2022	30,000,000	$3,000	$936,400	$—	(179,266)	760,134
Net Profit/Loss	—	$—	$—	$—	73,419	73,419
Balance at Dec 31,2023	30,000,000	$3,000	$936,400	$—	(105,847)	833,553
Change in Additional Paid in Capital			(742,001)			(742,001)
Net Profit/Loss	—	—	—	—	(13,943)	(13,943)
Balance at Dec. 31,2024	30,000,000	$3,000	$194,399	$—	(119,790)	77,609

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation, a company was incorporated on August 19, 2011 in the State of Texas. The Company business plan is to build affordable homes in Houston, Texas. In 2023, the Company began a business to enroll students for real estate licensing courses.

 The Company's year-end is December 31.

Note 1: Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $(119,790) As of December 31, 2024, and had net loss of $(13,943) for the year ended December 31, 2024. The Company faces all the risks common to most start-up companies, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company believes its current plans, Line of Credit will enable it to continue as a going concern.

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

Note 4: Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2024 and 2023, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Note 5: INCOME TAXES

As of December 31,2024, the Company had net operating loss carry forwards of approximately $74,551 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2024	2023
Current	$—	$—
Deferred	—	—
Net provision for income taxes	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2024 and 2023 are analyzed below:

	2024	2023
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 were as follows:

Deferred tax asset attributable to:	December 31, 2024	December 31, 2023
Net operating loss carryover	$(74,511)	$(105,847)
Less: valuation allowance	-	-
Net deferred tax asset	$-	$-

Note 6: LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 3% per annum. As of December 31, 2024 and 2023, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

Note 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND

On September 23, 2024, the Board of Directors of Vanjia Corporation. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, effective immediately, and dismissed Yusufali & Associates, LLC effectively as the Company’s independent registered public accounting firm.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2024

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

The table below summarizes all compensation paid to our directors as of December 31, 2024

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2024		Year Ended December 312023
Audit fees	$3,500	00	$3,500	00
Audit-related fees	$3,750	00	$3,750	00
Tax fees	$0	00	$0	00
All other fees	$0	00	$0	00
Total	$7,250	00	$7,250	00

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

PART IV

EXHIBIT INDEX

DESCRIPTION
Ex.3.1	Article of Incorporation **
Ex.3.2	By-Laws of Registrant**
Ex.5.1	Legality Opinion of the securities being registered**
Ex.10.1	Line of Credit**
Ex.14.1	Code of Ethics**
Ex.23.1	Consent of Boladale Lawal & Co**
Ex.99.1	Subscription Agreement**
Ex.99.2	General Warranty Deed**
Ex.32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex.32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex.31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex.31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

April 11,2025

___________________________________________________________________________________________________________________________________________________________