Form 10-K/A
period 2024-12-31
VANJIA CORP
filed 2025-05-06
CIK 1532383

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

The purpose of this amendment to Vanja Corporation Annual Report on Form 10-K/A for year ended December 31, 2024 ("Form 10-K/A"), initially filed with the Securities and Exchange Commission on April 15, 2025 is because our auditors Boladale Lawal & Co made a change in their opinion.

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

The financial statements of the company as of December 31, 2023 were audited by other auditors whose report dated March 25, 2024, expressed an unqualified opinion on those statements

Going Concern

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

April 18, 2025

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

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

March 10, 2025

___________________________________________________________________________________________________________________________________________________________