Form 10-Q
period 2025-03-31
VANJIA CORP
filed 2025-05-12
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

 Indicate the number of shares outstanding of each freely tradable common stock, as of the most practicable date: 30,000,000 freely tradable shares as of March 31, 2025

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Form 10-Q Report Index

 ____________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash equivalents	$72,439	$72,889
Account Receivables	4,720	4,720
Total current Assets	77,159	77,609
Land Held for Investment
Total Assets	$77,159	$77,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Total Current Liabilities

Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3,000	3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional Paid-In Capital	194,399	194,399
Deficit accumulated during development stage	(120,240)	(119,790
Total stockholders' equity	77,159	77,609
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$77,159	$77,609

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 2025	Three Months Ended March 2024
Revenue	$—	$—
General and Administrative expenses	450	9,539
Income (Loss) from operation	(450)	(9,539)
Other income (expenses):	—	—

	—	—
Income (loss) before Income taxes	(450)	(9,539)
Provision for income taxes:	—	—
Net Profit/Loss	$(450)	$(9,539)
Net Loss Per Shares
Basic and diluted	$(0.00)	$(0.00
Weighted Average Shares Outstanding:
Basic and diluted	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$450	$9,539
Adjustments to reconcile net loss to cash provided by operating activities:
Account receivable		58,850
Net cash provided by operating activities:	(450)	68,389
Net Increase (decrease) in cash and cash equivalents	(450)	68,389
Cash and cash equivalents:
Beginning	$72,889	$13,625
Ending	$72,439	$82,014
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	$—
Income Tax Expense	$—	$—

Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION
STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common stock	Amount	Additional Paid in Capital	Account Receivables	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2023	30,000,000	$3,000	$936,400	$68,985	$(105,847)	833,553
Net Profit/Loss	—	—	—	—	9,539	9,539
Balance at March 31, 2024	30,000,000	$3,000	$936,400	$68,985	$(115,386)	$824,014

	Common stock	Amount	Additional Paid in Capital	Account Receivables	Accumulated Deficit	Total Stockholder’s Equity
Balance at Dec. 31,2024	30,000,000	$3,000	$194,399	$68,985	$(119,790)	$77,609
Net profit/loss	—	—	—	—	450	450
Balance at March 31, 2025	30,000,000	$3,000	$194,399	$68,985	$(120,240)	77,159

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORTION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2024.

ORGANIZATION AND NATURE OF BUSINESS

Vanjia Corporation (formerly Vantone Realty Corporation) , (the “Company”), was incorporated on August 19, 2011 in the State of Texas. The company has conducted limited business operations since its inception. The Company's business plan is to build affordable homes in Houston, Texas. In 2025. The Company’s year-end is December 31.

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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2025, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provided maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 5% per annum. As of March 31, 2025 and December 31, 2024, the Company had outstanding balance of $-0- on the line of credit.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2025. We have been incorporated into these financial statements and there are no subsequent events that required disclose in accordance with FASB ASC Topic 855, " Subsequent Events."

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2025, our total assets were $77,159 and our total liabilities were $-0- We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered from funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us a $5,000,000 line-of-credit at -0- interest. The management believes that an existing $5,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expense for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From March 31, 2024 to March 31, 2025.

During the period, we have prepared a business plan. Our accumulated loss since March 31, 2024 to March 31, 2025 was $120,240 for general and administrative expenses.

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

 Item 1A. RISK FACTORS

 We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered sales of equity securities during the quarterly period ended March 31, 2025.

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

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer

/s/ Tian Jia

Chief Financial Officer

May 1,2025.

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________