Form 10-Q
period 2025-06-30
VANJIA CORP
filed 2025-08-14
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Form 10-Q Report Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30,2025 ( Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash	$67,239	$72,889
Account Receivables	4,720	4,720
Land Held for Investment	0	0
Total Assets	$71,959	$77,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder
Total Current Liabilities	$—	$—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Stock Subscription Receivable
Additional Paid-in Capital	$194,399	$194,399
Accumulated Loss	(125,440)	(119,790)
Total Stockholders’ Equity	71,959	77,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,959	$77,609

The Accompanying Notes are an Integral Part of the Financial Statements.

3

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenue	$0	$50,000	$0	$50,000
General and Administrative expenses	5,650	18,264	5,200	8,725
Profit/Loss from Operation	(5,650)	31,736	(5,200)	41,275

Profit/Loss before Income taxes	(5,650)	31,736	(5,200)	41,275
Provision for Income taxes
Net Profit/Loss	$(5,650)	$31,736	$(5,200)	$41,275
Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$(5,650)	$31,736
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables	4,720	64,122
Net cash used in operating activities	(930)	95,858
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	(930)	95,858
Cash and cash equivalents:
Beginning	72,889	22,568
Ending	71,959	73,290
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Common Stock	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31,2023	30,000,000	$3,000	$936,400	$—	(105,847	833,553
Net Profit/Loss	—	—	—		$31,736	31,736
Balance at June 30,2024	30,000,000	$3,000	$194,399	$—	74,110	865,289

Balance at December 30,2024	30,000,000	$3,000	$194,399	$—	(119,790)	77,609
Net Profit/Loss	—	—	—		(5,650)	(5,650
Balance at June 30,2025	30,000,000	$3,000	$194,399	$—	(125,440)	71,959

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 2025

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end-condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2024.

ORGANIZATION AND NATURE OF BUSINESS

Vanjia Corporation (formerly Vantone Realty Corporation) was incorporated on August 19, 2011, in the State of Texas. The Company’s business plan is to build affordable homes in Houston, Texas. In 2019, the Company began a business to enroll students for real estate licensing courses and doing real estate consulting services for corporate and individual clients.

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

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2025.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On June 30, 2025, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

2. INCOME TAXES

As of June 30, 2025, the Company had net operating loss carry forwards of approximately $(125,440) been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provides maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 2% per annum. As of June 30, 2025 and December 31, 2024, respectively, the Company had an outstanding balance of $0 on the line of credit.

4. SIGNIFICANT EVENTS

None

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company issued these financial statements.

 Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $6,500 for the next 12 months. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual quarters and current reports with respect to our business and financial condition.

CREATE OUR CORPORATE WEBSITE- It is part of our business plan to have our website. A website can convey our corporate images and services to our potential customers. We believe our estimated cost of $1,250 will be sufficient to cover our projected expense for website design.

SURVEYOR'S FEES- We are required to obtain surveyors' services related to subdivision of land. Our estimated cost for a surveyor’s services will be $4,500. The Planning Commission for the City of Houston is responsible for the review and approval of application for subdivision of land.

 ARCHITECT DRAWINGS- We are required to obtain several sets of architect drawings in connection with our proposed construction projects. We estimated the cost for architect drawings will be $5,000 to $7,500 per year.

PROJECT CONSULTANTS- Once we have obtained the necessary building permits from the City of Houston, we will be ready to build our residential homes. We will require hiring project consultants to monitor the quality control of our construction projects. We intend to spent $6,300 to $12,600 annually on project consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2025, our total assets were $71,959 and our total liabilities were $-0- which resulted in working capital of $71,959 We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered with funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us with a $5,000,000 line of credit with 2% interest. The management believes that an existing $5,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expenses for the next twelve months.

From December 31, 2024, to June 30, 2025, our accumulated loss since was $ (125,440) for general and administrative expenses.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2025.

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

August 12th,2025