Form 10-Q
period 2025-09-30
VANJIA CORP
filed 2025-11-13
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4771 Sweetwater Blvd, 199

Sugar Land,Texas 77479

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

Large, accelerated filer [ ]                  Accelerated filer [ ]

Non-accelerated filer [ ]                    Small Reporting company [X]

Emerging Growth [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted it electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of free trading shares (common stock) as of the most practicable date: 30,000,000 as of September 30, 2025.

VANJIA CORPORATION

Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current Assets
Cash	$66,789	$72,889
Account Receivables	4,720	4,720
Land Held for Investment	-0-	-0-
Total Assets	$71,509	$77,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—
Total Current Liabilities	—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of September .30,2025 and December 31, 2024	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of September 30, 2025, and December 31, 2024	—
Stock Subscription Receivable	—
Additional Paid-in Capital	$194,399	$194,399
Accumulated Loss	(125,890)	(119,790)
Total Stockholders’ Equity	71,509	77,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,509	$77,609

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

Statements of Operations

For the nine months ended September 30,2025 and 2024

(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenue	$—	$50,000	$—	$—
General and Administrative expenses	6,100	19,964	450	1,699
Profit/Loss from Operation	(6,100)	30,036	(450)	(1,699)

Profit/Loss before Income taxes	(6,100)	30,036	(450)	(1,699)
Provision for Income taxes
Net Profit/Loss	$(6,100)	$30,036	$(450)	$(1,699)
Net Loss Per Share- Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

Statement of Changes in Equity

For the Nine Months Ended Sept.30,2025 and 2024

(unaudited)

	Common Stock	Amount	Additional Paid in	Stock Subscription	Accumulated	Total Stockholder’ s Equity

Balance Dec. 31, 2023	30,000,000	3,000	194,399	$—	(105,840)	833,553
Net Profit/Loss	—	—	—	—	30,030	30,030
Balance Sept.30, 2024	30,000,000	3,000	194,399	$—	(75,810)	863,590

Balance Dec.31, 2024	30,000,000	3,000	194,399	—	(119,790)	77,609
Net Profit/Loss	—	—	—	—	6,100	6,100
Balance on Sept.30, 2025	30,000,000	3,000	194,399	—	(125,890)	71,509

 The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

Statement of Cashflow

For the Nine Months Ended Sept.30,2025 and 2024

(unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$(6,100)	$30,036
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables		18,985
Account Receivables	4,720
Net cash used in operating activities	(1,380)	49,022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	(1,380)	49,022
Cash and cash equivalents:
Beginning	72,889	22,586
Ending	71,509	71,590
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an integral Part of the Financial Statements.

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included Form 10-K for the year ended December 31, 2024.

Organization and Nature of Business

Vanjia Corporation (formerly Vantone Realty Corporation), was incorporated on August 19, 2011 in the State of Texas. The Company has conducted business operations. The Company ‘s business plan is to build affordable homes in Houston, Texas. In 2018, the Company began a business to enroll students for real estate licensing courses. For the quarter ended September 30, 2025, the company is actively seeking to expand its operations into the following technological fields: AI, data storage, robotics, blockchain technology, energy, genetic science, and the franchised hotel industry. The Company’s year-end is December 31.

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

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025.

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2025, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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
SEPTEMBER 30, 2025.

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

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provides maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 0% per annum. As of September 30, 2025 and December 31, 2024, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

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

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30,2025 up through the date the Company issued these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2025, our current assets were $71,509 and our total liabilities were $-0- which resulted in working capital of $125,890.00 We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered with funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us with a $5,000,000 line-of-credit at -0% interest. The management believes that an existing $5,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expenses for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditures for the second and third years will be covered by revenues generate from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From December 31, 2024, to September 30, 2025.

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have prepared a business plan. Our accumulated loss since December 31,2024 to September 30, 2025 was $125,890.00 for accumulated net loss.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other people that have or are reasonably likely to have a material current or future impact, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2025.

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

Nov.12,2025