Form 10-K
period 2025-12-31
VANJIA CORP
filed 2026-03-26
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No .333-179302

Vanjia Corporation

(Exact name of registrant as specified in its charter)

Texas	45-3051284
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4771 Sweetwater Blvd, 199

Sugar Land, TX 77479

(Address of principal executive offices)

1-832-289-3219

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                  Accelerated filer [ ]

Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of freely tradeable shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 30,000,000 as of December 31, 2025.

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

Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "VNJA" mean " VNJA" unless otherwise indicated.

ITEM 1: DESCRIPTION OF BUSINESS

Vanjia Corporation was incorporated in Texas on August 19, 2011. Our aim is to build affordable housing in the city of Houston's designated HOPE and Workforce neighborhoods. Our future homes will have a variety of floor plans, be energy efficient, and conveniently located. We have already acquired a vacant lot in the Workforce neighborhoods. By providing affordable housing options, our future homes will enrich the communities of Houston and revitalize the local economy.

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

We will conduct affordable housing seminars to educate and draw publicity to our future homes built in those designated neighborhoods. We intend to draw the attention of first-time buyers to buy homes in the Hope of Workforce neighborhoods. The regular seminars will focus on home buyer education and related topics. Home Buyer Education classes will strive to provide for the first time and repeat home buyers the information they need to make decisions when buying a home.

CITY OF HOUSTON'S DOWNPAYMENT ASSISTANCE PROGRAMS

The Housing and Community Development Department (HCDD) Down Payment Assistance Programs is currently accepting applications for the Houston Homebuyer Assistance, Houston HOPE and Workforce Housing. In order to be considered for funding, all potential clients are required to contact and obtain mortgage financing through one of the mortgage companies listed on our Approved Lending Partners List. Under each mortgage company, only the listed loan officer(s) are allowed to originate loan(s) and submit grant request(s) on behalf of the client(s). The application process is open to the public and assistance will be given on a first come, first serve basis.

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

MARKETING AND PROMOTION

One marketing strategy will be on the grassroots level through "farming" in the targeted neighborhoods. The term "farming" implies growing something. That's what you do when you farm your local neighborhoods. You plant the seeds of future business with potential purchasers of our home homes in these targeted neighborhoods. The term "targeted neighborhoods "will be used to describe neighborhoods in which the average income of the residences matches the eligibility requirements for the Houston HOPE program. Approximately, 300-500 fliers will be printed, outlining the special features of these designated neighborhoods. We believe that the fliers will not only convey the quality of our homes, but also briefly outline the financial options available to eligible participants. We believe that the fliers will draw the attention of possible buyers, if ten percent of these filers are posted in community hubs such as local coffee shops, school yards and church lobbies.

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

We also plan to leverage the influence of community leaders in the area. Churches present an excellent venue for reaching potential buyers as pastors have a large network and have concern for the well-being of their constituents. In low-income communities, life often centers around the church. Pastors are usually aware of those members of their congregation who need government-subsidized housing. By educating the Pastor about the opportunities presented by Vanjia Corporation, we can easily reach and influence many potential buyers.

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

 Another strategy will be to identify veterans who have already received down payment assistance from the Veteran Administration. VA home loans are available to veterans who meet specific eligibility requirements. Qualified veterans will have served at least 90 days of active duties and have not been dishonorably discharged. If a veteran has served less than 90 days but was discharged for a service-related disability they may still qualify. Those surviving spouses who have not remarried, and spouses of POW or MIA service personnel are qualified. In addition to regular VA loans, there are VA loans available for qualifying disabled veterans are eligible for additional assistance f qualified veterans. Veterans who are currently receiving VA home loans make excellent candidates for Vanjia Corporation as they receive up to $30,000 down payment on top of their current veteran eligibility benefits. Once aware of the financial opportunities available to them, veterans will realize that home ownership in Houston Hope and Workforce neighborhoods is in their best interest.

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

Our final strategy for marketing and promoting our homes will be through regular visits to the Section 8 offices in Houston. The purpose of the visits will be to educate Section 8 tenants about their housing options. Currently, Section 8 rental vouchers are for low to moderate-income families, people with disabilities, and senior citizens. Under the Section 8 program, the tenant usually pays around 30% of their rent and the U.S. government subsidizes the rest in the form of a voucher. In some cases, however, tenants may be eligible for the government to pay their entire monthly rent. Many Section 8 residents are unaware that they are able to convert their Sect. 8 rental vouchers into a Sect. 8 home-ownership voucher. For more details about eligibility requirements and the conversion process, current Section 8 residents can schedule a meeting with their local Section 8 housing counselors.

HOME DESIGN AND DESIGN CENTERS

We are dedicated to providing quality, well-designed homes meeting the demands of today’s home buyers. The product line offered depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure that we meet the demand in the marketplace, we will conduct qualitative and quantitative market research, including consumer focus groups, after the effectiveness of this registration statement. This research will enable us to improve the linkage between the design of our homes and community development and meet the specific lifestyle demands of our targeted home buyer. Our sources of raw building materials will be mainly from local building material suppliers such as Home Depots and Lowe's. Home Depots and Lowe's are both publicly traded companies. Home Depots and Lowe's do not set a minimum purchase requirement for building materials and home appliances for homebuilders. We do not have any material contracts or exclusive agreements with Home Depots nor Lowe's.

Our product is designed to appeal to potential home buyers. We will use external consultants that we believe are experts in their field to help perfect our homes, often utilizing experts with knowledge in regional architecture, exterior finishes and selections, or floor plan solutions that give our product an added edge. We take a focus and design products not only specific to the city in which they will be built, but to the individual neighborhood. Our aim is to provide each home with features that make it appeal to a specific lifestyle segment, while giving the plan flexibility through options and/or elevation variety that will appeal to our home buyers. This will allow our home buyers to feel as if we designed the house just for them.

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

COMPETITION

The home building industry is competitive. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have better financial resources than we have. We anticipate building homes in several community redevelopment neighborhoods with federal, state and cities incentives to lessen the competition from other builders. Most custom builders do not want to build in targeted neighborhoods that have ceilings on selling prices such as the Houston HOPE neighborhoods. We anticipate building new single-family homes that sell for $98,000 or more and duplexes that sell for $165,000 in these community redevelopment neighborhoods. We also face competition from existing resale homes and, to a lesser extent, condominium and rental housing. Competitions among local homebuilders are based on interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for quality of construction and workmanship, locations, financing, raw material and skilled subcontractors.

REGULATION AND ENVIRONMENT MATTERS

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements. City of Houston does not have zoning laws but it enforces deed restrictions in certain neighborhoods. We anticipate complying with applicable building codes and zoning laws in our remodeling and building activities. As of December 31, 2023, compliance with such ordinances and related matters has not materially affected our operations, although it may do so in the future.

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

 ITEM 3. LEGAL PROCEEDINGS

 From time to time, we are involved in various legal proceedings and frivolous lawsuits arising in our ordinary course of business. Any such currently pending matters would not, in the opinion of management, have a material adverse effect on our financial conditions or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: VNJA. The prices below represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Fiscal Year 2025
	Low	High
First Quarter ended March 31	$1.96	$2.90
Second Quarter ended June 30	$1.92	$1.92
Third Quarter ended September 30	$1.92	$1.92
Fourth Quarter ended December 31	$1.80	$4.75

 HOLDERS OF OUR COMMON STOCK

As of December 31, 2025, we had 30,000,000 shares of our common stock issued and outstanding.

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

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATION

Our plan for operations for the next twelve months is to proceed with the implementation of our business plan.

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

ACCOUNTING AND LEGAL EXPENSES- Our estimate these related expenses will range from $9,500 for the next 12 months. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarters and current reports with respect to our business and financial condition.

CREATE OUR CORPORATE WEBSITE- It is part of our business plan to have our website. A website can convey our corporate images and services to our potential customers. We believe our estimated cost of $1,250 will be sufficient to cover our projected expense for website design.

SURVEYOR'S FEES- We are required to obtain surveyors' services related to subdivision of land. Our estimated cost for a surveyor’s services will be $3,500. The Planning Commission for the City of Houston is responsible for the review and approval of application for subdivision of land.

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

PROJECT CONSULTANTS- Once we have obtained the necessary building permits from the City of Houston, we will be ready to build our residential homes. We will require hiring project consultants to monitor the quality control of our construction projects. We intend to spend $3,000 to $3,500 annually for project consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, our total assets were $67,309 and our total liabilities were $-0- which resulted in working capital of $67,309. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered with funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide $5,000,000 line-of-credit at 0% interest per annum. The management believes that $5,000,000 line-of-credit agreement from our officer and director will be sufficient to cover our operational expenses for the next twelve months. The residential lot we currently own is large enough to accommodate up to two duplexes. We believe that our future expenditure will be covered by revenues generate from sell of new homes, leasing activities, and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director. In addition, we regularly conduct real estate training and consulting services for start-up companies for IPO, these services will generate revenues and regular cash-flows for the year 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VANJIA CORPORATION.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vanjia Corporation (the ‘Company’) as of December 31, 2025 and 2024, and the related statements of operations and changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(130,090), net loss of $(10,300) The Company is dependent on supports from its Management and its existing stockholders to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty

As described in Note 2 to the financial statements, the Company has no business operations, significant operating losses and accumulated deficit. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the management and existing stockholders to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

•	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

•	We assessed the possibility of raising debt or credit,

•	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 24, 2026

VANJIA CORPORATION

BALANCE SHEETS

	DECEMBER 31, 2025	DECEMBER 31, 2024
ASSETS
Current Assets
Cash and Cash equivalents	$62,589	$72,889
Account Receivables	4,720	4,720
Land Held for Investment	-0-	-0-
TOTAL ASSETS	$67,309	77,609

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	$—	$—
Total Current Liabilities	—	—

Stockholders' Equity
Preferred Stock, $0.0001 Par value, 8,888,888,888 shares authorized, -0- shares issued -0- an outstanding as of December 31, 2025, and 2024	0	0
Common Stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2025, and 2024, respectively	3,000	3,000
Stock Subscription Receivable	—	—
Additional Paid-In Capital	194,399	194,399
Accumulated Deficit	(130,090)	(119,790
Total Stockholders' Equity	67,309	77,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,309	$77,609

The accompanying Notes are an integral part of the financial statements.

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	2025	2024
Revenue	$—	$—
General and Administrative Expenses	(10,300)	(13,943)
Profit/Loss from Operations	$(10,300)	$(13,943)
Impairment loss on land held for investment	—	—
Provision for Income Taxes
Net Loss	(10,300)	(13,943)

Net Loss Per Share: Basic and Diluted	$—	$—
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying Notes are an integral part of the financial statements.

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	2025	2024
Cash Flows from Operating Activities:
Net Profit/ Loss	$(10,300)	$(13,943)
Adjustments to reconcile net loss to net cash used in operations:
Account Receivable	$—	$64,265
Changes in operating assets and liabilities:
Increase due to shareholder
Net cash used in operating activities	(10,300)	$50,321

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock
Net cash provided by financing activities

Net increase in cash and cash equivalents	(10,300)	50,321

Cash and cash equivalents
Beginning	$72,889	$22,568
Ending	62,589	72,889

Supplemental disclosure of cash flows:
Cash paid during the year for:
Interest expense	$—	$—
Income tax expense	$—	$—

Non-cash financing and investing activities:
Issuance of common stock to repay shareholders loans	$—	$—
Issuance of common stock in exchange of real property	—	—

The accompanying Notes are an integral part of the financial statements.

 ______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	Common Stock	Amount	Additional Paid in	Accumulated Deficit	Total Stockholder’s Equity
Capital
Balance at De 31,2023	30,000,000	$3,000	$194,399	(105,847)	91,552
Net Profit/Loss	—	$—	$—	(13,943)	(13,943)
Balance at Dec 31,2024	30,000,000	$3,000	$194,399	(119,790)	77,609
Net Profit/Loss	—	—	—	(10,300)	(10,300)
Balance at Dec. 31,2025	30,000,000	$3,000	$194,399	(130,090)	67,309

 The accompanying Notes are an integral part of the financial statements.

VANJIA CORPORTION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

Vanjia Corporation, a company that was incorporated on August 19, 2011 in the State of Texas. The Company business plan is to build affordable homes in Houston, Texas. In 2023, the Company began a business to enroll students for real estate licensing courses.

 The Company's year-end is December 31.

Note 2: Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $(130,090) As of December 31, 2025, and had net loss of $(10,300) for the year ended December 31, 2025. The company plan to finance future operation from support from the Management and existing stockholders. The Company faces all the risks common to most start-up companies, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company believes its current plans, Line of Credit will enable it to continue as a going concern.

Note 3: Use of Estimates

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

Note 4: Cash and Cash equivalent

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Note 5: Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On December 31, 2025 and 2024, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Note 6: Income Taxes

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

Note 7: INCOME TAXES

As of December 31,2025, the Company had net operating loss carry forwards of approximately $130,090 that may be available to reduce future year's taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31:

	2025	2024
Current	$—	$—
Deferred	—	—
Net provision for income taxes	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applicable statutory U.S. tax rate for the years ended December 31, 2024 and 2023 are analyzed below:

	2025	2024
U.S. federal statutory income tax rate	21%	21%
Provisional re-measurement of deferred taxes	0%	0%
Changes in valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 were as follows:

Deferred tax asset attributable to:	December 31, 2025	December 31, 2026
Net operating loss carryover	$(130,090)	$(119,790)
Less: valuation allowance	—	—
Net deferred tax asset	$--	$--

Note 8: LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provides maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 3% per annum. As of December 31, 2025, and 2024, the Company had outstanding balance of $0 and $0 respectively, on the line of credit.

Note 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2025, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

None

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

Management Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect mistakes. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignations or removal from office. Our directors, executive officers, their ages, and positions held are as follows:

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

Tian Su Hua, was born in Northeast China; she graduated with a three-year Diploma of Accountancy in China. From 1964-1985, she held several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China; she has an extensive experience in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd. from 2009-2011.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2025

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2025 and 2024, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards that may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 12 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Su Hua	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tian Jia	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 EMPLOYMENT AGREEMENT

There are currently no employment agreements or other contracts or arrangements with our Officer or Director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officer, Director or Consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants. Most business activities to date have been undertaken by our Chief Executive Officer and other individuals retained as independent contractors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Vanjia Corporation, owning 10% or more of the common stock, and shares owned by our directors and officers as if December 31, 2025.

Title of Class	Beneficial Owners	Beneficial Ownership	Percentage of Ownership [1]
Common Stock	Tian Su Hua	12,000,000	40%

[1] Based on the total of 30,000,000 outstanding common shares as of December 31,2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31,2025		Year Ended December 31,2024
Audit fees	$3,500	00	$3,500	00
Audit-related fees	$3,750	00	$3,750	00
Tax fees	$0	00	$0	00
All other fees	$0	00	$0	00
Total	$7,250	00	$7,250	00

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

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

March 24, 2026

___________________________________________________________________________________________________________________________________________________________