Form 10-Q
period 2026-03-31
VANJIA CORP
filed 2026-05-15
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [  ] No

 Indicate the number of shares outstanding of each freely tradable common stock, as of the most practicable date: 30,000,000 freely tradable shares as of March 31, 2026

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Form 10-Q Report Index

 ____________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA

BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash equivalents	$58,639	$62,589
Account Receivables	4,720	4,720
Total current Assets	63,359	67,309

Total Assets	$63,359	$67,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Total Current Liabilities	—	—

Stockholders' Equity
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2026, and December 31, 2025	3,000	3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Additional Paid-In Capital	194,399	194,399
Deficit accumulated during development stage	(134,040)	(130,090)
Total stockholders' equity	63,359	67,309
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$63,359	$67,309

The Accompanying Notes are an Integral Part of the Financial Statements.

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

	Three Months Ended March 2026	Three Months Ended March 2025
Revenue	$—	$—
General and Administrative expenses	3,950	450
Income (Loss) from operation	(3,950)	(450)
Other income (expenses):		—

		—
Income (loss) before Income taxes	(3,950)	(450)
Provision for income taxes:	—	—
Net Profit/Loss	$(3,950)	$(450)
Net Loss Per Shares
Basic and diluted	$(0.00	$(0.00)
Weighted Average Shares Outstanding:
Basic and diluted	30,000,000	30,000,000

The Accompanying Notes are an integral Part of the Financial Statements.

________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$(3,950)	(450)
Adjustments to reconcile net loss to cash provided by operating activities:

Net cash provided by operating activities:	(3,950)	(450)
Net Increase (decrease) in cash and cash equivalents	(3,950)	(450)
Cash and cash equivalents:
Beginning	$62,589	72,889
Ending	$58,639	72,439
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	$—	—
Income Tax Expense	$—	—

Accompanying Notes are an Integral Part of the Financial Statements.

________________________________________________________________________________________________________________________________________________________________

Vanjia Corporation

Statements on Stockholders’ Equity

For The Years March 31, 2026, and Dec. 31,2025.

	Common Stock	Amount		Additional Paid in	Accumulated Deficit	Total Stockholder’s Equity
Capital
Balance at December 31, 2025	30,000,000		$3,000	$194,399	(130,090)	67,309
Net Profit/Loss	—		—	—	(3,950)	(3,950)
Balance at March 31,2026	30,000,000	☑$	3,000	$194,399	(134,040)	63,359

The Accompanying Notes are an Integral Part of the Financial Statements.

_____________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORTION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-K for the year ended December 31, 2025.

ORGANIZATION AND NATURE OF BUSINESS

Vanjia Corporation (formerly Vantone Realty Corporation) , (the “Company”), was incorporated on August 19, 2011, in the State of Texas. The company has conducted limited business operations since its inception. The Company's business plan is to build affordable homes in Houston, Texas. The Company’s year-end is December 31.

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

REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to a customer, at an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

* Identify the contract with a customer;

* Identify the performance obligations in the contract;

* Determine the transaction price;

* Allocate the transaction price to performance obligations in the contract; and

* Recognize revenue as the performance obligation is satisfied.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related-party payables it will likely incur in the near future. The Company places its cash with financial institutions of high credit worthiness. At times, its cash balance with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On March 31, 2025, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

 2. INCOME TAXES

The Company has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of March 31, 2026, the Company had net operating loss carry forwards of $134,040 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provides maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. Borrowings under the line of credit bear interest at 5% per annum. As of March 31, 2026, and December 31, 2025, the Company had outstanding balance of $-0- on the line of credit.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2026. We have been incorporated into these financial statements and there are no subsequent events that required discloses in accordance with FASB ASC Topic 855, " Subsequent Events."

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

SURVEYOR'S FEES- We are required to obtain surveyors' services related to subdivision of land. Our estimated cost for a surveyor’s services will be $2,500. The Planning Commission for the City of Houston is responsible for the review and approval of application for subdivision of land.

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ARCHITECT DRAWINGS- We are required to obtain several sets of architect drawings in connection with our proposed construction projects. We estimated the cost for architect drawings will be $5,000 to$7,500 per year.

PROJECT CONSULTANTS- Once we have obtained the necessary building permits from the City of Houston, we will be ready to build our residential homes. We will require hiring project consultants to monitor the quality control of our construction projects. We intend to spend $2,500 annually for project consultants.

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

 LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2026, our total assets were $63,359 and our total liabilities were $-0- We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered with funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us with a $5,000,000 line-of-credit at -0- interest. The management believes that an existing $5,000,000 line-of-credit agreement with our officer and director will be sufficient to cover our operational expenses for the next twelve months. The residential lot we currently own is large enough to accommodate up to eight homes. We believe that our future expenditure for the second and third years will be covered by revenues generated from sell of new homes and additional offerings for equity or debt securities, private placement offerings, employee options plans and funds from our officer and director.

RESULTS OF OPERATIONS

From Dec.31,2025 to March 31, 2026

During the period, we have prepared a business plan. Our accumulated loss from Dec31, 2025 to March 31, 2026, was ($3,950) for general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 _____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 Item 1A. RISK FACTORS

 We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered sales of equity securities during the quarterly period ended March 31, 2026.

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

Vanjia Corporation

/s/ Tian Su Hua

Tian Su Hua

Chief Executive Officer

/s/ Tian Jia

Chief Financial Officer

May 14th ,2026

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________