Form 10-Q
period 2026-06-30
VANJIA CORP
filed 2026-08-17
CIK 1532383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Form 10-Q Report Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VANJIA CORPORATION

BALANCE SHEETS

	June 30,2026 ( Unaudited)	December 31, 2025
ASSETS
Current Assets
Cash	$56,939	$62,589
Account Receivables	4,720	4,720
Land Held for Investment	0	0
Total Assets	$61,659	$67,309
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to shareholder	—	—
Total Current Liabilities	$—	$—
STOCKHOLDER’S EQUITY
Common stock, par value $0.0001 per share, 9,999,999,999 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2026, and December 31, 2025	$3,000	$3,000
Preferred Stock, par value $0.0001 per share, 8,888,888,888 shares authorized, 0 issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Stock Subscription Receivable
Additional Paid-in Capital	$194,399	$194,399
Accumulated Loss	(135,740)	(130,090)
Total Stockholders’ Equity	61,659	67,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,659	$67,309

The Accompanying Notes are an Integral Part of the Financial Statements.

3

VANJIA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenue
General and Administrative expenses	5,650	5,650	3,950	5,200
	—			—

Profit/Loss before Income taxes	(5,650)	(5,650)	(3,950)	(5,200)
Provision for Income taxes
Net Profit/Loss	$(5,650)	$(5,650)	$(3,950)	$(5,200)
Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.00	$(0.00)	$(0.00
Weighted Average Shares Outstanding: Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

P.2

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

STATEMENT OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/Loss	$(5,650)	$(5,650)
Adjustments to reconcile net profit to net cash used in operations:
Account Receivables	—	4,720
Net cash used in operating activities	(5,650)	(930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Net cash provided by financing activities
NET CHANGE IN CASH	(5,650)	(930)
Cash and cash equivalents:
Beginning	62,589	72,889
Ending	56,939	71,950
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest Expenses	—	—
Income tax Expense	—	—
NON-CASH TRANSACTION:
Issuance of Common stock in exchange of real property	$—	$—
Issuance of common stock shareholders loans	$—	$—

The Accompanying Notes are an Integral Part of the Financial Statements.

P.3

VANJIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Common Stock	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31,2024	30,000,000	$3,000	$194,399	$—	(119,790)	77,609
Net Profit/Loss	—	—	—		$(5,650)	(5,650)
Balance at June 30,2024	30,000,000	$3,000	$194,399	$—	(125,400)	71,959

Balance at December 30,2025	30,000,000	$3,000	$194,399	$—	(130,090)	67,309
Net Profit/Loss	—	—	—	—	(5,650)	(5,650)
Balance at June 30,2026	30,000,000	$3,000	$194,399	$—	(135,740)	61,659

The Accompanying Notes are an Integral Part of the Financial Statements.

P.4

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 2026

1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end-condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2025

ORGANIZATION AND NATURE OF BUSINESS

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

P.5

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________ ________________________________________________________________________________________________________

VANJIA CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2026.

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

2. INCOME TAXES

As of June 30, 2026, the Company had net operating loss carry forwards of approximately $(125,440) been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

3. LINE OF CREDIT

The Company has available a line of credit with an officer and shareholder that provides maximum borrowing up to $5,000,000 for working capital purposes. The line of credit has no expiration date and is due on demand. borrowings under the line bear interest at 2% per annum. As of June 30, 2026 and December 31, 2025, respectively, the Company had an outstanding balance of $0 on the line of credit.

4. SIGNIFICANT EVENTS

None

5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company issued these financial statements.

P.6

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

P.7

 _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2026, our total assets were $61,659.00 and our total liabilities were $-0- which resulted in working capital of $61,659.00. We expect to raise additional capital through the sale of equity or debt securities, private placement offerings, employee stock options plans, and advanced funds from our officer and director. Any deficiencies in general and administrative expenses will be covered with funds by our director and officer. Our officer and director, Tian Su Hua, has agreed to provide us with a $5,000,000 line of credit with 2% interest. The management believes that an existing $5,000,000 line of credit agreement with our officer and director will be sufficient to cover our operational expenses for the next twelve months.

From December 31, 2025, to June 30, 2026, our accumulated loss since was $ (135,740) for general and administrative expenses.

P.8

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

 ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a15(b) at the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

P.9

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending June 30, 2026.

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

P.10

 ____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vanjia Corporation

(Formerly Vantone Realty Corporation)

/s/ Tian Su Hua

Chief Executive Officer/Director

/s/ Tian Jia

Tian Jia

Chief Financial Officer

August 14th,2026

P.11

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________